Form 10-Q
period 2024-03-31
AGNC Investment Corp.
filed 2024-05-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2024 was 726,929,217.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $48,461 and $49,575, respectively)	$53,615	$53,673
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	114	121
Credit risk transfer securities, at fair value (including pledged securities of $722 and $678, respectively)	753	723
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $245 and $262, respectively)	353	351
U.S. Treasury securities, at fair value (including pledged securities of $1,825 and $1,530, respectively)	1,836	1,540
Cash and cash equivalents	505	518
Restricted cash	1,368	1,253
Derivative assets, at fair value	84	185
Receivable for investment securities sold (including pledged securities of $5 and $0, respectively)	5	—
Receivable under reverse repurchase agreements	12,424	11,618
Goodwill	526	526
Other assets	293	1,088
Total assets	$71,876	$71,596
Liabilities:
Repurchase agreements	$49,971	$50,426
Debt of consolidated variable interest entities, at fair value	76	80
Payable for investment securities purchased	636	210
Derivative liabilities, at fair value	65	362
Dividends payable	118	115
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	12,115	10,894
Other liabilities	317	1,252
Total liabilities	63,298	63,339
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 720.3 and 694.3 shares issued and outstanding, respectively	7	7
Additional paid-in capital	15,521	15,281
Retained deficit	(7,990)	(8,148)
Accumulated other comprehensive loss	(594)	(517)
Total stockholders' equity	8,578	8,257
Total liabilities and stockholders' equity	$71,876	$71,596
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Interest income:
Interest income	$642	$351
Interest expense	672	449
Net interest income (expense)	(30)	(98)
Other gain (loss), net:
Loss on sale of investment securities, net	(91)	(81)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(471)	594
Gain (loss) on derivative instruments and other investments, net	1,059	(544)
Total other gain (loss), net:	497	(31)
Expenses:
Compensation and benefits	16	14
Other operating expense	8	8
Total operating expense	24	22
Net income (loss)	443	(151)
Dividends on preferred stock	31	30
Net income (loss) available (attributable) to common stockholders	$412	$(181)

Net income (loss)	$443	$(151)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(77)	142
Comprehensive income (loss)	366	(9)
Dividends on preferred stock	31	30
Comprehensive income (loss) available (attributable) to common stockholders	$335	$(39)

Weighted average number of common shares outstanding - basic	702.2	579.3
Weighted average number of common shares outstanding - diluted	704.2	579.3
Net income (loss) per common share - basic	$0.59	$(0.31)
Net income (loss) per common share - diluted	$0.59	$(0.31)
Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net loss	—	—	—	—	(151)	—	(151)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	142	142
Stock-based compensation, net	—	0.8	—	(1)	—	—	(1)
Issuance of common stock	—	17.1	—	171	—	—	171
Preferred dividends declared	—	—	—	—	(30)	—	(30)
Common dividends declared	—	—	—	—	(209)	—	(209)
Balance, March 31, 2023	$1,634	592.5	$6	$14,356	$(7,674)	$(530)	$7,792

Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	443	—	443
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(77)	(77)
Stock-based compensation, net	—	0.9	—	(1)	—	—	(1)
Issuance of common stock	—	25.1	—	241	—	—	241
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(254)	—	(254)
Balance, March 31, 2024	$1,634	720.3	$7	$15,521	$(7,990)	$(594)	$8,578
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$443	$(151)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	37	120
Stock-based compensation, net	(1)	(1)
Loss on sale of investment securities, net	91	81
Unrealized (gain) loss on investment securities measured at fair value through net income, net	471	(594)
(Gain) loss on derivative instruments and other securities, net	(1,059)	544
(Increase) decrease in other assets	797	(42)
Increase (decrease) in other liabilities	(759)	69
Net cash provided by operating activities	20	26
Investing activities:
Purchases of Agency mortgage-backed securities	(6,337)	(7,829)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(84)	(45)
Proceeds from sale of Agency mortgage-backed securities	5,060	1,400
Proceeds from sale of credit risk transfer and non-Agency securities	62	166
Principal collections on Agency mortgage-backed securities	1,065	855
Principal collections on credit risk transfer and non-Agency securities	12	25
Payments on U.S. Treasury securities	(3,387)	(8,243)
Proceeds from U.S. Treasury securities	4,446	4,329
Net payments on reverse repurchase agreements	(644)	(2,201)
Net proceeds from (payments on) derivative instruments	389	(28)
Net cash provided by (used in) investing activities	582	(11,571)
Financing activities:
Proceeds from repurchase arrangements	1,140,681	705,124
Payments on repurchase agreements	(1,141,136)	(693,002)
Payments on debt of consolidated variable interest entities	(4)	(5)
Net proceeds from common stock issuances	241	171
Cash dividends paid	(282)	(238)
Net cash provided by (used in) financing activities	(500)	12,050
Net change in cash, cash equivalents and restricted cash	102	505
Cash, cash equivalents and restricted cash at beginning of period	1,771	2,334
Cash, cash equivalents and restricted cash at end of period	$1,873	$2,839

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$505	$975
Restricted cash	1,368	1,864
Total cash, cash equivalents and restricted cash, end of period	$1,873	$2,839
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of March 31, 2024 because, as of such date, we did not intend to sell any of them in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
The majority of our financial instruments are classified as Level 2 inputs. The availability of observable inputs can be affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. We typically obtain price estimates from multiple third-

party pricing sources, such as pricing services and dealers, or, if applicable, from the registered clearing exchange. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices and that they are derived from orderly transactions, particularly during periods of elevated market turbulence and reduced market liquidity. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine based on our validation procedures and our market knowledge and expertise that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
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
Investment securities - are valued based on prices obtained from multiple third-party pricing sources. The pricing sources utilize various valuation approaches, including market and income approaches. For Agency RMBS, the pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value based on observed quoted prices for TBA securities having the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, such as maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. For other investment securities, the pricing sources primarily utilize discounted cash flow model-derived pricing techniques to estimate the fair value. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves, spread measurements to benchmark curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities.
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

Note 3. Investment Securities
As of March 31, 2024 and December 31, 2023, our investment portfolio consisted of $54.8 billion investment securities, at fair value, $8.4 billion and $5.4 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $59 million and $44 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $43 million and $66 million as of March 31, 2024 and December 31, 2023, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of March 31, 2024 and December 31, 2023, our investment securities had a net unamortized premium balance of $1.2 billion.

The following tables summarize our investment securities as of March 31, 2024 and December 31, 2023, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	March 31, 2024		December 31, 2023
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$55,465	$52,767	$55,289	$53,161
Adjustable rate	722	716	293	290
CMO	120	113	127	120
Interest-only and principal-only strips	65	58	67	61
Multifamily	75	75	161	162
Total Agency RMBS	56,447	53,729	55,937	53,794
Non-Agency RMBS [1]	19	14	43	34
CMBS	304	280	303	273
CRT securities	694	753	682	723
Total investment securities	$57,464	$54,776	$56,965	$54,824

	March 31, 2024
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$3,772	$1,117	$1	$—	$—	$—	$4,890
Unamortized discount	(2)	—	—	—	—	—	(2)
Unamortized premium	221	71	—	—	—	—	292
Amortized cost	3,991	1,188	1	—	—	—	5,180
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(452)	(142)	—	—	—	—	(594)
Total available-for-sale securities, at fair value	3,539	1,046	1	—	—	—	4,586
Securities remeasured at fair value through earnings:
Par value	28,931	21,406	42	21	310	687	51,397
Unamortized discount	(122)	(81)	(1)	(3)	(8)	(9)	(224)
Unamortized premium	697	395	—	1	2	16	1,111
Amortized cost	29,506	21,720	41	19	304	694	52,284
Gross unrealized gains	95	61	—	—	3	59	218
Gross unrealized losses	(1,506)	(773)	(1)	(5)	(27)	—	(2,312)
Total securities remeasured at fair value through earnings	28,095	21,008	40	14	280	753	50,190
Total securities, at fair value	$31,634	$22,054	$41	$14	$280	$753	$54,776
Weighted average coupon as of March 31, 2024	4.73%	5.02%	4.63%	6.19%	7.28%	10.72%	4.93%
Weighted average yield as of March 31, 2024 [2]	4.27%	4.70%	4.96%	6.34%	7.42%	9.47%	4.52%

	December 31, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$3,881	$1,152	$1	$—	$—	$—	$5,034
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	227	73	—	—	—	—	300
Amortized cost	4,107	1,225	1	—	—	—	5,333
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(392)	(125)	—	—	—	—	(517)
Total available-for-sale securities, at fair value	3,715	1,100	1	—	—	—	4,816
Securities remeasured at fair value through earnings:
Par value	29,910	19,503	283	44	307	679	50,726
Unamortized discount	(108)	(59)	(3)	(3)	(7)	(9)	(189)
Unamortized premium	702	376	—	2	3	12	1,095
Amortized cost	30,504	19,820	280	43	303	682	51,632
Gross unrealized gains	170	111	1	—	2	41	325
Gross unrealized losses	(1,270)	(638)	—	(9)	(32)	—	(1,949)
Total securities remeasured at fair value through earnings	29,404	19,293	281	34	273	723	50,008
Total securities, at fair value	$33,119	$20,393	$282	$34	$273	$723	$54,824
Weighted average coupon as of December 31, 2023	4.69%	4.91%	4.94%	5.10%	7.27%	10.45%	4.86%
Weighted average yield as of December 31, 2023 [2]	4.22%	4.53%	5.16%	4.92%	7.04%	8.87%	4.41%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $59 million and $44 million as of March 31, 2024 and December 31, 2023, respectively.
2.Incorporates a weighted average future constant prepayment rate assumption of 10.4% and 11.4% based on forward rates as of March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2024			December 31, 2023
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$7	$—	$1	$9
AA	—	—	37	—	—	31
A	—	—	29	—	—	25
BBB	112	—	29	144	14	44
BB	142	1	92	137	7	81
B	44	2	55	39	2	55
Not Rated	455	10	31	403	10	28
Total	$753	$14	$280	$723	$34	$273
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $59 million and $44 million as of March 31, 2024 and December 31, 2023, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2024 and December 31, 2023, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.4% and 11.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2024 and December 31, 2023 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2024				December 31, 2023
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$630	$639	7.65%	7.22%	$942	$961	6.61%	5.93%
> 3 years and ≤ 5 years	4,647	4,641	6.21%	5.70%	10,381	10,331	5.98%	5.52%
> 5 years and ≤10 years	45,747	48,314	4.77%	4.34%	40,895	42,988	4.55%	4.10%
> 10 years	3,752	3,870	5.00%	4.90%	2,606	2,685	4.77%	4.63%
Total	$54,776	$57,464	4.93%	4.52%	$54,824	$56,965	4.86%	4.41%
 ________________________________
1.Table excludes other mortgage credit investments of $59 million and $44 million as of March 31, 2024 and December 31, 2023, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024	$—	$—	$4,569	$(594)	$4,569	$(594)
December 31, 2023	$—	$—	$4,797	$(517)	$4,797	$(517)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2024 and 2023 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2024			2023
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(5,218)	$(5,218)	$(202)	$(1,672)	$(1,874)
Proceeds from investment securities sold [1]	—	5,127	5,127	178	1,615	1,793
Net gain (loss) on sale of investment securities	$—	$(91)	$(91)	$(24)	$(57)	$(81)

Gross gain on sale of investment securities	$—	$10	$10	$—	$1	$1
Gross loss on sale of investment securities	—	(101)	(101)	(24)	(58)	(82)
Net gain (loss) on sale of investment securities	$—	$(91)	$(91)	$(24)	$(57)	$(81)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the three months ended March 31, 2024 and 2023, we received principal repayments on available-for-sale securities of $143 million and $179 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2024, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.

As of March 31, 2024 and December 31, 2023, we had $50.0 billion and $50.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024			December 31, 2023
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment securities repo
≤ 1 month	$38,112	5.46%	10	$40,946	5.61%	11
> 1 to ≤ 3 months	9,244	5.47%	59	7,933	5.55%	64
> 3 to ≤ 6 months	784	5.41%	151	—	—%	—
Investment securities repo	48,140	5.46%	22	48,879	5.60%	19
U.S. Treasury repo:
≤ 1 month	1,831	5.47%	1	1,547	5.54%	2
Total	$49,971	5.46%	21	$50,426	5.60%	19
As of March 31, 2024 and December 31, 2023, $16.9 billion and $16.7 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2024, we had $10.4 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 4 days and a weighted average interest rate of 5.46%. As of December 31, 2023, we had $8.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 5.54%. As of March 31, 2024 and December 31, 2023, 46% and 48%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 42% and 43% of our repurchase agreement funding outstanding as of March 31, 2024 and December 31, 2023, respectively.
Reverse Repurchase Agreements
As of March 31, 2024 and December 31, 2023, we had $12.4 billion and $11.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $12.1 billion and $10.9 billion, respectively. As of March 31, 2024 and December 31, 2023, $3.0 billion and $3.1 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2024 and December 31, 2023 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2024	December 31, 2023
Interest rate swaps [1]	Derivative assets, at fair value	$24	$15
Swaptions	Derivative assets, at fair value	2	89
TBA and forward settling non-Agency securities	Derivative assets, at fair value	58	81
Total derivative assets, at fair value		$84	$185

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$(1)
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(15)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(34)	(336)
SOFR futures contracts - long	Derivative liabilities, at fair value	(16)	(10)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(65)	$(362)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,836	$1,540
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(12,115)	(10,894)
Total U.S. Treasury securities, net at fair value		$(10,279)	$(9,354)
________________________________
1.As of March 31, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $3.0 billion and $2.9 billion, respectively. As of March 31, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(7) million and $(6) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2024 and December 31, 2023 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	March 31, 2024 [1]				December 31, 2023
Years to Maturity	Notional Amount	Average Fixed Pay Rate [2]	Average Variable Receive Rate [3]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [3]	Average Maturity (Years)
≤ 1 years	$8,500	0.06%	5.34%	0.4	$13,750	0.14%	5.37%	0.4
> 1 to ≤ 3 years	15,800	0.17%	5.34%	1.7	15,800	0.17%	5.36%	2.0
> 3 to ≤ 5 years	5,800	0.24%	5.34%	3.7	5,800	0.24%	5.38%	3.9
> 5 to ≤ 7 years	5,400	1.72%	5.34%	6.2	3,900	0.92%	5.37%	6.2
> 7 to ≤ 10 years	8,896	3.28%	5.34%	9.3	5,226	3.06%	5.38%	9.2
Total	$44,396	0.97%	5.34%	3.8	$44,476	0.57%	5.37%	3.0
________________________________
1.As of March 31, 2024, notional amount includes forward starting swaps of $1.0 billion with an average forward start date of 0.2 years.
2.Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 0.90% as of March 31, 2024.
3.As of March 31, 2024 and December 31, 2023, 80% and 20% of notional amount receive index references SOFR and OIS, respectively.

Receive Fixed / Pay Variable Interest Rate Swaps	March 31, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)
> 1 to ≤ 3 years	$(1,000)	5.34%	4.65%	1.3	(1,000)	5.38%	4.65%	1.5
Total	$(1,000)	5.34%	4.65%	1.3	$(1,000)	5.38%	4.65%	1.5
________________________________
1.Pay index references SOFR.

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2023
≤ 1 year	$28	$86	5	$1,250	2.61%	10.0
Total	$28	$86	5	$1,250	2.61%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions	Option			Underlying Receiver Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
March 31, 2024
≤ 1 year	$3	$2	21	$150	2.98%	5.0

December 31, 2023
≤ 1 year	$3	$3	24	$150	2.98%	5.0

U.S. Treasury Securities [1]	March 31, 2024			December 31, 2023
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$586	$594	$605	$1,408	$1,419	$1,454
> 5 year ≤ 7 years	(563)	(566)	(438)	(818)	(821)	(703)
> 7 year ≤ 10 years	(9,230)	(8,884)	(8,592)	(8,649)	(8,277)	(8,187)
> 10 years	(1,785)	(1,832)	(1,854)	(1,796)	(1,796)	(1,918)
Total U.S. Treasury securities	$(10,992)	$(10,688)	$(10,279)	$(9,855)	$(9,475)	$(9,354)
________________________________
1.As of March 31, 2024 and December 31, 2023, short U.S. Treasury securities totaling $(12.1) billion and $(10.9) billion, at fair value, respectively, had a weighted average yield of 3.69% and 3.64%, respectively. As of March 31, 2024 and December 31, 2023, long U.S. Treasury securities totaling $1.8 billion and $1.5 billion, at fair value, respectively, had a weighted average yield of 4.37% and 4.39%, respectively.

U.S. Treasury Futures	March 31, 2024				December 31, 2023
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(905)	$(997)	$(1,003)	$(6)	$(2,714)	$(2,961)	$(3,064)	$(103)
> 7 year ≤ 10 years	(1,343)	(1,528)	(1,539)	(11)	(2,924)	(3,294)	(3,451)	(157)
> 10 years	(791)	(936)	(953)	(17)	(791)	(913)	(989)	(76)
Total U.S. Treasury futures	$(3,039)	$(3,461)	$(3,495)	$(34)	$(6,429)	$(7,168)	$(7,504)	$(336)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2024				December 31, 2023
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 5.0%	$90	$89	$90	$1	$90	$89	$91	$2
Total 15-Year TBA securities	90	89	90	1	90	89	91	2
30-Year TBA securities:
≤ 3.0%	—	—	—	—	(29)	(24)	(25)	(1)
3.5%	105	93	94	1	—	—	—	—
4.0%	—	—	—	—	—	—	—	—
4.5%	1,715	1,631	1,636	5	363	343	352	9
5.0%	5,040	4,907	4,932	25	1,717	1,704	1,704	—
5.5%	2,874	2,861	2,872	11	2,034	2,014	2,047	33
6.0%	(2,107)	(2,125)	(2,128)	(3)	20	10	21	11
≥ 6.5%	934	949	952	3	1,137	1,152	1,164	12
Total 30-Year TBA securities, net	8,561	8,316	8,358	42	5,242	5,199	5,263	64
Total TBA securities, net	$8,651	$8,405	$8,448	$43	$5,332	$5,288	$5,354	$66
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of March 31, 2024 and December 31, 2023, we had a two-year swap equivalent SOFR futures contract long notional position of $0.7 billion and $0.9 billion, respectively, with a net carrying value of $(16) million and $(10) million, respectively.
As of March 31, 2024 and December 31, 2023, we had $95 million notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in December 2028. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of March 31, 2024 and December 31, 2023, the CDS had a market value of $(7) million and $(6) million, respectively, and a net carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2024:
TBA securities, net	$5,332	25,390	(22,071)	$8,651	$(58)
Interest rate swaps - payer	$44,476	5,170	(5,250)	$44,396	658
Interest rate swaps - receiver	$(1,000)	—	—	$(1,000)	(9)
Credit default swaps - buy protection	$(96)	—	—	$(96)	(3)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(11,347)	(3,101)	1,641	$(12,807)	338
U.S. Treasury securities - long position	$1,492	1,669	(1,346)	$1,815	(43)
U.S. Treasury futures contracts - short position	$(6,429)	(3,384)	6,774	$(3,039)	186
					$1,102

Three months ended March 31, 2023:
TBA securities, net	$19,050	60,147	(68,801)	$10,396	$112
Interest rate swaps - payer	$47,825	3,000	(1,900)	$48,925	(232)
Credit default swaps - buy protection	$(215)	(710)	500	$(425)	(3)
Payer swaptions	$3,050	—	(1,450)	$1,600	(66)
U.S. Treasury securities - short position	$(7,373)	(2,949)	936	$(9,386)	(157)
U.S. Treasury securities - long position	$357	7,446	(1,243)	$6,560	75
U.S. Treasury futures contracts - short position	$(9,213)	(7,215)	10,528	$(5,900)	(235)
					$(506)
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of March 31, 2024 and December 31, 2023, we had SOFR futures contracts, measured on a two-year swap equivalent basis, of $0.7 billion and $0.9 billion, respectively. For the three months ended March 31, 2024 and 2023, we recognized a loss of $(10) million and $(3) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of March 31, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 3% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of March 31, 2024, 5% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$48,428	$114	$72	$48,614
CRT - fair value	722	—	—	722
Non-Agency - fair value	250	—	—	250
U.S. Treasury securities - fair value	1,825	—	—	1,825
Accrued interest on pledged securities	230	—	—	230
Restricted cash	293	—	1,075	1,368
Total	$51,748	$114	$1,147	$53,009

	December 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$49,602	$121	$15	$49,738
CRT - fair value	678	—	—	678
Non-Agency - fair value	262	—	—	262
U.S. Treasury securities - fair value	1,865	—	62	1,927
Accrued interest on pledged securities	217	—	—	217
Restricted cash	9	—	1,244	1,253
Total	$52,633	$121	$1,321	$54,075
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $39 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2024 and December 31, 2023 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2024			December 31, 2023
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$40,685	$42,234	$191	$43,701	$44,918	$188
> 1 and ≤ 2 months	4,644	4,954	18	2,847	3,069	10
> 2 and ≤ 3 months	5,076	5,561	18	5,524	5,947	19
> 3 months	820	894	3	—	—	—
Total	$51,225	$53,643	$230	$52,072	$53,934	$217
________________________________
1.Includes $39 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2024 and December 31, 2023, respectively.
2.Excludes $397 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2023.
Assets Pledged from Counterparties
As of March 31, 2024 and December 31, 2023, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2024				December 31, 2023
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$68	$68	$—	$—	$—	$—
U.S. Treasury securities - fair value	12,352	—	20	12,372	11,667	—	306	11,973
Cash	—	2	5	7	—	89	49	138
Total	$12,352	$2	$93	$12,447	$11,667	$89	$355	$12,111

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$26	$—	$26	$—	$(2)	$24
TBA securities, at fair value [1]	58	—	58	(15)	(42)	1
Receivable under reverse repurchase agreements	12,424	—	12,424	(8,722)	(3,702)	—
Total	$12,508	$—	$12,508	$(8,737)	$(3,746)	$25

December 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(89)	$15
TBA securities, at fair value [1]	80	—	80	(15)	(65)	—
Receivable under reverse repurchase agreements	11,618	—	11,618	(8,433)	(3,181)	4
Total	$11,802	$—	$11,802	$(8,448)	$(3,335)	$19

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2024
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	49,971	—	49,971	(8,722)	(41,249)	—
Total	$49,986	$—	$49,986	$(8,737)	$(41,249)	$—

December 31, 2023
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	50,426	—	50,426	(8,433)	(41,993)	—
Total	$50,441	$—	$50,441	$(8,448)	$(41,993)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2024 and December 31, 2023, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$53,615	$—	$—	$53,673	$—
Agency securities transferred to consolidated VIEs	—	114	—	—	121	—
Credit risk transfer securities	—	753	—	—	723	—
Non-Agency securities	—	294	—	—	307	—
U.S. Treasury securities	1,836	—	—	1,540	—	—
Interest rate swaps [1]	—	24	—	—	15	—
Swaptions	—	2	—	—	89	—
TBA securities	—	58	—	—	81	—
Total	$1,836	$54,860	$—	$1,540	$55,009	$—
Liabilities:
Debt of consolidated VIEs	$—	$76	$—	$—	$80	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	12,115	—	—	10,894	—	—
Interest rate swaps [1]	—	—	—	—	1	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	15	—	—	15	—
U.S. Treasury futures	34	—	—	336	—	—
SOFR Futures	16	—	—	10	—	—
Total	$12,165	$91	$—	$11,240	$96	$—
________________________________
1.As of March 31, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $3.0 billion and $2.9 billion, respectively, based on "Level 2" inputs. As of March 31, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(7) million and $(6) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of March 31, 2024 and December 31, 2023, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of March 31, 2024 and December 31, 2023, the carrying value of other mortgage credit investments reported under the equity method of accounting was $59 million and $44 million, respectively.

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

	Three Months Ended March 31,
	2024	2023
Weighted average number of common shares issued and outstanding	700.1	577.6
Weighted average number of fully vested restricted stock units outstanding	2.1	1.7
Weighted average number of common shares outstanding - basic	702.2	579.3
Weighted average number of dilutive unvested restricted stock units outstanding	2.0	—
Weighted average number of common shares outstanding - diluted	704.2	579.3
Net income (loss) available (attributable) to common stockholders	$412	$(181)
Net income (loss) per common share - basic	$0.59	$(0.31)
Net income (loss) per common share - diluted	$0.59	$(0.31)
For the three months ended March 31, 2023 1.2 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2024 and December 31, 2023, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of March 31, 2024 and December 31, 2023, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2024 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.689%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C per annum dividend rate represents the dividend rate in effect as of March 31, 2024.
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three months ended March 31, 2024, we sold 25.1 million shares, of our common stock under the sales agreements for proceeds of $241 million, or $9.61 per common share, respectively, net of offering costs. As of March 31, 2024, shares of our common stock with an aggregate offering price of $0.6 billion remained authorized for issuance under this program through December 31, 2024.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2024	2023
Beginning Balance	$(517)	$(672)
OCI before reclassifications	(77)	118
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	24
Ending Balance	$(594)	$(530)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2024. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
The favorable macroeconomic environment for fixed income investors that began in late 2023 persisted through the conclusion of the first quarter of 2024. During this period, interest rate volatility declined significantly, and Agency RMBS spreads to benchmark interest rates remained relatively stable. The Federal Reserve also indicated that the peak of the interest rate tightening cycle had likely been reached and further noted that a reduction in the pace of its balance sheet runoff was probable in the near-term, signaling that an end to the quantitative tightening process was nearing. Mortgage origination levels remained depressed as a result of seasonal factors and affordability challenges. Additionally, bank demand for Agency RMBS was unexpectedly strong, driven in part by the expectation that the Basel III Endgame capital requirements, if and when finally adopted, will be less onerous on banks than originally proposed. Together, these factors, reduced mortgage originations and incremental bank demand, provided a favorable backdrop for Agency RMBS supply-demand dynamics.
The outlook for monetary policy shifted materially in April in response to stronger-than-expected economic data. Contrary to the Fed’s expectations, inflation readings showed no meaningful improvement. As a result, after a period of relative stability in the first quarter, benchmark interest rates and volatility increased sharply in April, driven by less optimistic inflation expectations and escalating geopolitical risks. In response, Agency RMBS spreads to benchmark interest rates widened modestly, causing valuations to decline.
Despite the recent volatility, the fundamental outlook for Agency RMBS remains positive. With absolute yields back above 6% as of the end of April and explicit support from the U.S. government, Agency RMBS are appealing to a broad universe of investors. Agency RMBS spreads to benchmark interest rates remain wide by historical standards, providing the opportunity for favorable risk-adjusted returns for levered Agency RMBS investors. Looking forward, if monetary policy proceeds largely as anticipated, we would expect interest rate volatility to decline, the yield curve to steepen, and quantitative tightening to conclude. Importantly, the precise timing of Fed rate cuts is not a critical factor in our favorable long-term performance expectations for Agency RMBS.
During the first quarter, the 10-year U.S. Treasury increased 32 basis points, and the current coupon Agency RMBS spread to a blend of 5- and 10-year Treasuries was unchanged at 139 basis points as of March 31, 2024.
For the quarter, AGNC earned total comprehensive income of $0.48 per diluted common share and generated a total economic return of 5.7% on tangible common equity comprised of $0.36 dividends declared per common share and a $0.14 increase in tangible net book value per common share. These results compare to total comprehensive income of $1.00 per diluted common share and economic return of 12.1% for the prior quarter. Net spread and dollar roll income per diluted common share (a non-GAAP measure) totaled $0.58 for the first quarter, a decline of 2 cents per share from the prior quarter, as higher swap costs more than offset the increase in the average asset yield on our portfolio.
We maintained a large interest rate hedge position during the quarter, which covered 99% of the outstanding balance of Investment Securities Repo, TBA position and other debt as of the end of the quarter. This was a slight decrease from 112% as of December 31, 2023. “At risk” leverage was largely unchanged at 7.1x of our tangible stockholders’ equity as of March 31, 2024, compared to 7.0x as of December 31, 2023. Our unencumbered cash and Agency RMBS grew to $5.4 billion, or 67% of our tangible stockholders' equity, as of the end of the first quarter, up from $5.1 billion, or 66% of tangible stockholders’ equity, as of December 31, 2023. The weighted average coupon on our fixed-rate Agency RMBS and TBA securities increased slightly to 4.86%, from 4.83%, as of the end of the quarter, as we continued to shift a larger share of our asset portfolio toward higher coupon, high-quality specified pools. Additionally, we issued $241 million of accretive common equity during the quarter through our At-the-Market offering program to capitalize on our material price to book premium.
While market turbulence may persist in the short term due to factors such as inflation expectations and geopolitical risks, we believe AGNC is well positioned to navigate this environment. Our active management strategy, strategic focus on high-quality Agency RMBS assets, attractive funding sources, and strong liquidity position should allow us not only to withstand episodes of volatility but also to take advantage of attractive investment opportunities as they arise.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Mar. 31, 2024 vs Dec. 31, 2023
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.00%	5.25%	5.50%	5.50%	5.50%	—	bps
SOFR:
SOFR Rate	4.87%	5.09%	5.31%	5.38%	5.34%	-4	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.06%	4.82%	4.97%	4.07%	4.55%	+48	bps
5-Year Swap	3.34%	3.94%	4.38%	3.53%	3.98%	+45	bps
10-Year Swap	3.17%	3.58%	4.27%	3.47%	3.84%	+37	bps
30-Year Swap	2.93%	3.20%	4.01%	3.32%	3.62%	+30	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.03%	4.90%	5.05%	4.25%	4.62%	+37	bps
5-Year U.S. Treasury	3.58%	4.16%	4.61%	3.85%	4.21%	+36	bps
10-Year U.S. Treasury	3.47%	3.84%	4.57%	3.88%	4.20%	+32	bps
30-Year U.S. Treasury	3.65%	3.86%	4.70%	4.03%	4.34%	+31	bps
30-Year Fixed Rate Agency Price:
2.5%	$86.16	$84.77	$79.39	$85.24	$82.77	-$2.47
3.0%	$89.63	$88.01	$82.75	$88.58	$86.16	-$2.42
3.5%	$92.82	$91.11	$86.02	$91.86	$89.61	-$2.25
4.0%	$95.59	$93.84	$89.09	$94.69	$92.74	-$1.95
4.5%	$97.92	$96.14	$91.85	$97.04	$95.34	-$1.70
5.0%	$99.69	$98.00	$94.39	$99.04	$97.70	-$1.34
5.5%	$101.00	$99.55	$96.68	$100.56	$99.58	-$0.98
6.0%	$102.08	$100.88	$98.74	$101.63	$100.98	-$0.65
6.5%	$103.23	$102.12	$100.52	$102.51	$102.21	-$0.30
15-Year Fixed Rate Agency Price:
1.5%	$87.95	$86.30	$83.27	$86.86	$86.69	-$0.17
2.0%	$90.36	$88.61	$85.81	$89.47	$88.71	-$0.76
2.5%	$92.83	$90.98	$88.21	$92.14	$91.07	-$1.07
3.0%	$94.83	$93.32	$90.54	$94.30	$93.17	-$1.13
3.5%	$96.68	$95.14	$92.52	$96.39	$95.13	-$1.26
4.0%	$98.41	$96.59	$94.42	$98.10	$96.95	-$1.15
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	Mar. 31, 2024 vs Dec. 31, 2023
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	147	147	175	140	139	-1
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	158	179	179	137	140	+3
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	152	163	177	139	139	—
30-Year Agency Current Coupon Yield	5.05%	5.63%	6.36%	5.25%	5.60%	+35	bps
30-Year Mortgage Rate	6.40%	6.78%	7.41%	6.56%	6.74%	+18	bps
Credit Spread (in bps): [2]
CRT M2	423	360	252	206	182	-24
CMBS AAA	171	151	137	118	88	-30
CDX IG	76	66	74	56	51	-5
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of March 31, 2024 and December 31, 2023, our investment portfolio totaled $63.3 billion and $60.2 billion, respectively, consisting of: $53.7 billion and $53.8 billion Agency RMBS, at fair value, respectively; $8.4 billion and $5.4 billion net TBA securities, at fair value, respectively; $1.0 billion CRT, non-Agency RMBS and CMBS, at fair value; and other mortgage credit investments of $59 million and $44 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024				December 31, 2023
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$127	$119	2.77%	—%	$759	$718	3.25%	1%
15-year TBA securities	89	90	5.00%	—%	89	91	5.00%	—%
Total ≤ 15-year	216	209	3.70%	—%	848	809	3.44%	1%
20-year RMBS	849	734	2.82%	1%	872	768	2.82%	1%
30-year:
30-year RMBS	54,489	51,914	4.88%	82%	53,658	51,675	4.82%	86%
30-year TBA securities, net [2]	8,316	8,358	4.97%	13%	5,199	5,263	5.50%	9%
Total 30-year	62,805	60,272	4.89%	95%	58,857	56,938	4.88%	95%
Total fixed rate Agency RMBS and TBA securities	63,870	61,215	4.86%	97%	60,577	58,515	4.83%	97%
Adjustable rate Agency RMBS	722	716	4.72%	1%	293	290	4.67%	—%
Multifamily	75	75	3.77%	—%	161	162	4.47%	—%
CMO Agency RMBS:
CMO	120	113	3.30%	—%	127	120	3.28%	—%
Interest-only strips	38	33	1.78%	—%	40	35	1.77%	—%
Principal-only strips	27	25	—%	—%	27	26	—%	—%
Total CMO Agency RMBS	185	171	2.03%	—%	194	181	2.03%	1%
Total Agency RMBS and TBA securities	64,852	62,177	4.83%	98%	61,225	59,148	4.80%	98%
Non-Agency RMBS [1]	19	14	6.19%	—%	43	34	5.10%	—%
CMBS	304	280	7.28%	—%	303	273	7.27%	—%
CRT	694	753	10.72%	1%	682	723	10.45%	1%
Total investment securities	$65,869	$63,224	4.90%	100%	$62,253	$60,178	4.88%	100%
________________________________
1.Table excludes other mortgage credit investments of $59 million and $44 million as of March 31, 2024 and December 31, 2023, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2024 and December 31, 2023, our TBA securities had a net carrying value of $43 million and $66 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of March 31, 2024 and December 31, 2023, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.52% and 4.41%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of March 31, 2024 and December 31, 2023 (dollars in millions):

	March 31, 2024
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	56	57	51	100%	2.15%	101.7%	1.76%	67	10%
3.0%	46	46	44	100%	3.00%	101.0%	2.40%	128	14%
3.5%	12	12	12	100%	3.50%	101.4%	2.61%	129	14%
4.0%	11	11	11	6%	4.00%	101.7%	1.92%	157	26%
4.5%	1	1	1	100%	4.50%	101.5%	2.69%	157	23%
5.0%	90	89	90	—%	5.00%	100.8%	2.27%	171	44%
Total ≤ 15-year	216	216	209	52%	3.70%	101.4%	2.10%	103	14%
20-year:
≤ 2.0%	214	220	181	—%	2.00%	102.6%	1.58%	40	5%
2.5%	329	345	289	—%	2.50%	104.7%	1.73%	45	5%
3.0%	26	27	24	97%	3.00%	103.6%	2.29%	56	8%
3.5%	112	114	107	79%	3.50%	101.8%	2.97%	127	9%
≥ 4.0%	137	143	133	96%	4.26%	104.5%	3.15%	86	10%
Total 20-year:	818	849	734	32%	2.82%	103.7%	2.12%	62	6%
30-year:
≤ 3.0%	4,037	4,035	3,358	56%	2.43%	99.9%	2.43%	36	6%
3.5%	5,560	5,774	5,092	85%	3.50%	104.1%	2.84%	100	7%
4.0%	6,338	6,696	5,997	92%	4.00%	105.6%	3.08%	83	8%
4.5%	7,670	7,811	7,388	52%	4.50%	103.8%	3.85%	48	8%
5.0%	11,408	11,321	11,205	33%	5.00%	100.7%	4.86%	18	8%
5.5%	13,542	13,588	13,572	28%	5.50%	100.6%	5.40%	13	10%
6.0%	9,148	9,263	9,314	35%	6.00%	101.2%	5.71%	9	15%
≥ 6.5%	4,217	4,317	4,346	39%	6.51%	102.6%	5.81%	8	17%
Total 30-year	61,920	62,805	60,272	46%	4.89%	102.1%	4.48%	36	10%
Total fixed rate	$62,954	$63,870	$61,215	46%	4.86%	102.1%	4.44%	37	10%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2024, lower balance specified pools had a weighted average original loan balance of $188,000 and $153,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2024.

	December 31, 2023
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	58	59	54	100%	2.16%	101.7%	1.77%	65	10%
3.0%	442	450	423	99%	3.00%	101.5%	2.54%	71	10%
3.5%	14	14	13	100%	3.50%	101.5%	2.60%	126	14%
4.0%	229	235	227	95%	4.00%	102.8%	2.98%	70	13%
4.5%	1	1	1	99%	4.50%	101.7%	2.70%	154	21%
≥ 5.0%	90	89	91	—%	5.00%	100.9%	2.54%	168	41%
Total ≤ 15-year	834	848	809	87%	3.44%	101.9%	2.62%	71	11%
20-year:
≤ 2.0%	219	225	188	—%	2.00%	102.6%	1.58%	37	5%
2.5%	337	352	301	—%	2.50%	104.7%	1.72%	42	6%
3.0%	27	28	25	97%	3.00%	103.6%	2.28%	53	8%
3.5%	117	119	113	79%	3.50%	101.7%	2.96%	125	10%
≥ 4.0%	142	148	141	96%	4.26%	104.3%	3.14%	83	11%
Total 20-year:	842	872	768	32%	2.82%	103.6%	2.11%	59	7%
30-year:
≤ 3.0%	3,816	3,861	3,263	55%	2.43%	101.0%	2.28%	34	6%
3.5%	5,580	5,811	5,230	86%	3.50%	104.1%	2.84%	97	7%
4.0%	6,586	6,960	6,358	92%	4.00%	105.7%	3.08%	80	8%
4.5%	6,542	6,763	6,426	64%	4.50%	103.9%	3.83%	46	8%
5.0%	9,696	9,719	9,657	39%	5.00%	100.5%	4.91%	14	9%
5.5%	12,352	12,391	12,486	25%	5.50%	100.6%	5.39%	10	12%
6.0%	9,305	9,384	9,507	22%	6.00%	101.0%	5.71%	7	19%
≥ 6.5%	3,889	3,968	4,011	29%	6.50%	102.3%	5.78%	6	21%
Total 30-year	57,766	58,857	56,938	46%	4.88%	102.2%	4.41%	35	11%
Total fixed rate	$59,442	$60,577	$58,515	47%	4.83%	102.2%	4.34%	35	11%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2024 and December 31, 2023, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
________________________________
1.Prior to December 31, 2023, "Net spread and dollar roll income available to common stockholders" was referred to as "net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders". "Net spread and dollar roll income available to common stockholders" continues to exclude "catch-up" premium amortization.
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 and condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2024 and 2023 (in millions, except per share amounts):

	March 31,	December 31,
Balance Sheet Data	2024	2023
	(Unaudited)
Investment securities, at fair value of $54,776 and $54,824, respectively, and other mortgage credit investments	$54,835	$54,868
Total assets	$71,876	$71,596
Repurchase agreements and other debt	$50,047	$50,506
Total liabilities	$63,298	$63,339
Total stockholders' equity	$8,578	$8,257
Net book value per common share [1]	$9.57	$9.46
Tangible net book value per common share [2]	$8.84	$8.70

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2024	2023
Interest income	$642	$351
Interest expense	672	449
Net interest income (expense)	(30)	(98)
Other gain (loss), net	497	(31)
Operating expenses	24	22
Net income (loss)	443	(151)
Dividends on preferred stock	31	30
Net income (loss) available (attributable) to common stockholders	$412	$(181)

Net income (loss)	$443	$(151)
Other comprehensive income (loss), net	(77)	142
Comprehensive income (loss)	366	(9)
Dividends on preferred stock	31	30
Comprehensive income (loss) available (attributable) to common stockholders	$335	$(39)

Weighted average number of common shares outstanding - basic	702.2	579.3
Weighted average number of common shares outstanding - diluted	704.2	579.3
Net income (loss) per common share - basic	$0.59	$(0.31)
Net income (loss) per common share - diluted	$0.59	$(0.31)
Comprehensive income (loss) per common share - basic	$0.48	$(0.07)
Comprehensive income (loss) per common share - diluted	$0.48	$(0.07)
Dividends declared per common share	$0.36	$0.36

	Three Months Ended March 31,
Other Data (Unaudited) *	2024	2023
Average investment securities - at par	$55,455	$46,374
Average investment securities - at cost	$56,664	$47,846
Average net TBA dollar roll position - at cost	$6,190	$17,851
Average total assets - at fair value	$70,731	$58,267
Average repurchase agreements and other debt outstanding [3]	$48,730	$39,824
Average stockholders' equity [4]	$8,328	$8,053
Average tangible net book value "at risk" leverage [5]	7.0:1	7.7:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.1:1	7.2:1
Economic return on tangible common equity [7]	5.7%	(0.7)%
Expenses % of average total assets - annualized	0.14%	0.15%
Expenses % of average assets, including average net TBA position - annualized	0.12%	0.12%
Expenses % of average stockholders' equity - annualized	1.15%	1.09%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2024 and 2023, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2024		2023
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$679	4.90%	$471	4.06%
Net premium amortization benefit (cost)	(37)	(0.37)%	(120)	(1.13)%
Interest income (GAAP measure)	642	4.53%	351	2.93%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(10)	(0.07)%	69	0.58%
Interest income, excluding "catch-up" premium amortization	632	4.46%	420	3.51%
TBA dollar roll income - implied interest income [1,2]	84	5.40%	220	4.93%
Economic interest income (non-GAAP measure) [3]	$716	4.56%	$640	3.90%

Weighted average actual portfolio CPR for investment securities held during the period	5.7%		5.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.4%		10.0%
30-year fixed rate mortgage rate as of period end [4]	6.74%		6.40%
10-year U.S. Treasury rate as of period end [4]	4.20%		3.47%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2024 vs. March 31, 2023
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$291	$65	$226
Estimated "catch-up" premium amortization due to change in CPR forecast	(79)	—	(79)
Interest income, excluding "catch-up" premium amortization	212	65	147
TBA dollar roll income - implied interest income	(136)	(144)	8
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$76	$(79)	$155
Our average investment portfolio (at cost), inclusive of TBAs, decreased 4% for the three months ended March 31, 2024. The decline was primarily due to operating with lower "at risk" leverage, partly offset by a modest increase in our average stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 66 basis points for the three months ended March 31, 2024 largely as a result of shifting our asset portfolio away from TBA and lower coupon holdings toward a greater share of higher coupon, high-quality specified pools.
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
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources in this Form 10-Q for further discussion of TBA securities and dollar roll transactions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments. The following table presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2024 and 2023 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended March 31,
	2024		2023
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$672	5.45%	$449	4.51%
TBA dollar roll income - implied interest expense [2,3]	84	5.34%	202	4.53%
Economic interest expense - before interest rate swap periodic income, net [4]	756	5.44%	651	4.52%
Interest rate swap periodic income, net [2,5]	(536)	(3.86)%	(504)	(3.50)%
Total economic interest expense (non-GAAP measure)	$220	1.58%	$147	1.02%
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
4.The combined cost of funds for total mortgage borrowings outstanding, before interest rate swap periodic income, is calculated on a weighted average basis based on average investment securities repurchase agreements, other debt and TBA securities outstanding during the period and their respective cost of funds.

5.Interest rate swap periodic income is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2024 vs. March 31, 2023
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$223	$100	$123
TBA dollar roll income - implied interest expense	(118)	(132)	14
Interest rate swap periodic income/cost	(32)	55	(87)
Total change in economic interest expense	$73	$23	$50
Our average mortgage borrowings, inclusive of TBAs, decreased 5% for the three months ended March 31, 2024, consistent with the decline in our asset balance and lower operating leverage. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap period income, increased 92 basis points for the three months ended March 31, 2024 due to higher short-term interest rates.
Interest rate swap periodic income increased for the three months ended March 31, 2024 due to higher receive rates on our pay-fixed swaps, partly offset by modestly higher pay rates and a smaller swap balance. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three months ended March 31, 2024 and 2023 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2024	2023
Average investment securities repo and other debt outstanding	$48,730	$39,824
Average net TBA dollar roll position outstanding - at cost	$6,190	$17,851
Average mortgage borrowings outstanding	$54,920	$57,675
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$43,903	$49,243
Ratio of average interest rate swaps to mortgage borrowings outstanding	80%	85%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.84%	0.45%
Average interest rate swap receive-floating rate	(5.67)%	(4.54)%
Average interest rate swap net pay/(receive) rate	(4.83)%	(4.09)%
For the three months ended March 31, 2024 and 2023, we had an average forward starting net pay and (receive) fixed rate swap balance of $(0.4) billion and $101 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2024	2023
Average asset yield	4.56%	3.90%
Average aggregate cost of funds	(1.58)%	(1.02)%
Average net interest spread	2.98%	2.88%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three months ended March 31, 2024 and 2023 (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Comprehensive income (loss) available (attributable) to common stockholders	$335	$(39)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	91	81
Unrealized (gain) loss on investment securities measured at fair value through net income, net	471	(594)
(Gain) loss on derivative instruments and other securities, net	(1,059)	544
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	77	(142)
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	(10)	69
TBA dollar roll income, net [2]	—	18
Interest rate swap periodic income, net [2]	536	504
Other interest income (expense), net [2,3]	(35)	(33)
Net spread and dollar roll income available to common stockholders (non-GAAP measure) [4]	406	408

Weighted average number of common shares outstanding - basic	702.2	579.3
Weighted average number of common shares outstanding - diluted	704.2	580.5
Net spread and dollar roll income per common share - basic	$0.58	$0.70
Net spread and dollar roll income per common share - diluted	$0.58	$0.70
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
4.Prior to December 31, 2023, this measure was referred to as "net spread and dollar roll income, excluding 'catch-up' premium amortization cost/benefit, per common share." Though it continues to exclude "catch-up" premium amortization cost/benefit, its title has been condensed to its revised title in the table above.
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2024	2023
Loss on sale of investment securities, net	$(91)	$(81)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(471)	594
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(77)	142
Total loss on investment securities, net	$(639)	$655
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
TBA securities, dollar roll income	$—	$18
TBA securities, mark-to-market loss	(58)	94
Interest rate swaps, periodic income (cost)	536	504
Interest rate swaps, mark-to-market gain (loss)	113	(736)
Credit default swaps - buy protection	(3)	(3)
Payer swaptions	33	(66)
U.S. Treasury securities - short position	338	(157)
U.S. Treasury securities - long position	(43)	75
U.S. Treasury futures contracts - short position	186	(235)
SOFR futures contracts - long position	(10)	(3)
Other interest income (expense), net	(35)	(33)
Other gain (loss), net	2	(2)
Total gain (loss) on derivative instruments and other securities, net	$1,059	$(544)
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.1x and 7.0x as of March 31, 2024 and December 31, 2023, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2024 and December 31, 2023 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2024		December 31, 2023
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$48,140	85%	$48,879	90%
Debt of consolidated variable interest entities, at fair value	76	—%	80	—%
Total debt	48,216	85%	48,959	90%
TBA and forward settling non-Agency securities, at cost	8,405	15%	5,288	10%
Total mortgage borrowings	$56,621	100%	$54,247	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $1.8 billion and $1.5 billion as of March 31, 2024 and December 31, 2023, respectively.
2.As of March 31, 2024 and December 31, 2023, 42% and 43%, respectively, of our total repurchase agreements, including 43% and 45% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2024, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2024, approximately 13% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 8%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the three months ended March 31, 2024, haircuts on our repo funding arrangements remained stable. As of March 31, 2024, the weighted average haircut on our repurchase agreements was approximately 3.0% of the value of our collateral, compared to 3.1% as of December 31, 2023.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of March 31, 2024, our unencumbered assets totaled approximately $5.4 billion, or 68% of tangible equity, consisting of $5.4 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $5.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2023, consisting of $5.1 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of March 31, 2024, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 3% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 6% of our tangible stockholders' equity. As of March 31, 2024, 5% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2024, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board of Directors, which has $1 billion in remaining capacity and expires on December 31, 2024. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions, if any.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2024, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2024, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward-looking statements speak only as of the date made, and we do not assume any duty and do not undertake to update forward-looking statements. A further discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included under Item 1A. Risk Factors in Part I of our most recent Annual Report on Form 10-K and Part II of this Form 10-Q. We caution readers not to place undue reliance on our forward-looking statements.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.2 years as of March 31, 2024, compared to -0.5 years as of December 31, 2023.

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2024 and December 31, 2023 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2024 and December 31, 2023.
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

Interest Rate Sensitivity [1,2]
	March 31, 2024		December 31, 2023
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.2%	-2.4%	-0.7%	-7.0%
-50 Basis Points	-0.1%	-0.6%	-0.4%	-3.8%
-25 Basis Points	0.0%	+0.1%	-0.1%	-1.5%
+25 Basis Points	-0.1%	-0.9%	+0.1%	+0.7%
+50 Basis Points	-0.3%	-2.5%	+0.1%	+0.7%
+75 Basis Points	-0.5%	-4.7%	0.0%	0.0%
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
As of March 31, 2024 and December 31, 2023, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.4% and 11.4%, respectively, and a weighted average yield of 4.52% and 4.41%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2024		December 31, 2023
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	16.5%	4.42%	17.8%	4.33%
-50 Basis Points	14.2%	4.46%	15.4%	4.36%
-25 Basis Points	12.0%	4.49%	13.2%	4.39%
Actual as of Period End	10.4%	4.52%	11.4%	4.41%
+25 Basis Points	9.0%	4.55%	9.7%	4.44%
+50 Basis Points	8.0%	4.57%	8.5%	4.46%
+75 Basis Points	7.4%	4.58%	7.7%	4.47%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2024 and December 31, 2023 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.8 and 4.7 years as of March 31, 2024 and December 31, 2023, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2024		December 31, 2023
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.4%	+23.7%	+2.3%	+23.1%
-25 Basis Points	+1.2%	+11.9%	+1.2%	+11.6%
-10 Basis Points	+0.5%	+4.7%	+0.5%	+4.6%
+10 Basis Points	-0.5%	-4.7%	-0.5%	-4.6%
+25 Basis Points	-1.2%	-11.9%	-1.2%	-11.6%
+50 Basis Points	-2.4%	-23.7%	-2.3%	-23.1%
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
As of March 31, 2024, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of March 31, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 3% and 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
†10    Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Sean Reid, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	May 7, 2024

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 7, 2024