Form 10-Q
period 2024-06-30
AGNC Investment Corp.
filed 2024-08-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2024 was 782,464,442.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $54,999 and $49,575, respectively)	$59,586	$53,673
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	106	121
Credit risk transfer securities, at fair value (including pledged securities of $647 and $678, respectively)	683	723
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $213 and $262, respectively)	317	351
U.S. Treasury securities, at fair value (including pledged securities of $2,319 and $1,530, respectively)	2,441	1,540
Cash and cash equivalents	530	518
Restricted cash	1,376	1,253
Derivative assets, at fair value	131	185
Receivable under reverse repurchase agreements	13,662	11,618
Goodwill	526	526
Other assets	327	1,088
Total assets	$79,685	$71,596
Liabilities:
Repurchase agreements	$56,947	$50,426
Debt of consolidated variable interest entities, at fair value	71	80
Payable for investment securities purchased	208	210
Derivative liabilities, at fair value	64	362
Dividends payable	125	115
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	13,248	10,894
Other liabilities	370	1,252
Total liabilities	71,033	63,339
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 766.1 and 694.3 shares issued and outstanding, respectively	8	7
Additional paid-in capital	15,960	15,281
Retained deficit	(8,338)	(8,148)
Accumulated other comprehensive loss	(612)	(517)
Total stockholders' equity	8,652	8,257
Total liabilities and stockholders' equity	$79,685	$71,596
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Interest income	$695	$457	$1,337	$808
Interest expense	698	526	1,370	975
Net interest income (expense)	(3)	(69)	(33)	(167)
Other gain (loss), net:
Loss on sale of investment securities, net	(115)	(255)	(206)	(336)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(261)	(363)	(732)	231
Gain on derivative instruments and other investments, net	355	996	1,414	452
Total other gain (loss), net:	(21)	378	476	347
Expenses:
Compensation and benefits	15	14	31	28
Other operating expense	9	9	17	17
Total operating expense	24	23	48	45
Net income (loss)	(48)	286	395	135
Dividends on preferred stock	32	31	63	61
Net income (loss) available (attributable) to common stockholders	$(80)	$255	$332	$74

Net income (loss)	$(48)	$286	$395	$135
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(18)	(65)	(95)	77
Comprehensive income (loss)	(66)	221	300	212
Dividends on preferred stock	32	31	63	61
Comprehensive income (loss) available (attributable) to common stockholders	$(98)	$190	$237	$151

Weighted average number of common shares outstanding - basic	740.0	598.8	721.1	589.1
Weighted average number of common shares outstanding - diluted	740.0	599.7	723.0	590.1
Net income (loss) per common share - basic	$(0.11)	$0.43	$0.46	$0.13
Net income (loss) per common share - diluted	$(0.11)	$0.43	$0.46	$0.13
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2023	$1,634	592.5	$6	$14,356	$(7,674)	$(530)	$7,792
Net income	—	—	—	—	286	—	286
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(65)	(65)
Stock-based compensation, net	—	0.1	—	4	—	—	4
Issuance of common stock	—	10.7	—	106	—	—	106
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(214)	—	(214)
Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878

Balance, March 31, 2024	$1,634	720.3	$7	$15,521	$(7,990)	$(594)	$8,578
Net loss	—	—	—	—	(48)	—	(48)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(18)	(18)
Stock-based compensation, net	—	—	—	6	—	—	6
Issuance of common stock	—	45.8	1	433	—	—	434
Preferred dividends declared	—	—	—	—	(32)	—	(32)
Common dividends declared	—	—	—	—	(268)	—	(268)
Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652

Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net income	—	—	—	—	135	—	135
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	77	77
Stock-based compensation, net	—	0.9	—	3	—	—	3
Issuance of common stock	—	27.8	—	277	—	—	277
Preferred dividends declared	—	—	—	—	(61)	—	(61)
Common dividends declared	—	—	—	—	(423)	—	(423)
Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878

Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	395	—	395
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(95)	(95)
Stock-based compensation, net	—	0.9	—	5	—	—	5
Issuance of common stock	—	70.9	1	674	—	—	675
Preferred dividends declared	—	—	—	—	(63)	—	(63)
Common dividends declared	—	—	—	—	(522)	—	(522)
Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$395	$135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	65	165
Stock-based compensation, net	5	3
Loss on sale of investment securities, net	206	336
Unrealized (gain) loss on investment securities measured at fair value through net income, net	732	(231)
Gain on derivative instruments and other securities, net	(1,414)	(452)
(Increase) decrease in other assets	760	(36)
Increase (decrease) in other liabilities	(749)	45
Net cash provided (used in) by operating activities	—	(35)
Investing activities:
Purchases of Agency mortgage-backed securities	(15,599)	(11,138)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(160)	(135)
Proceeds from sale of Agency mortgage-backed securities	6,206	3,313
Proceeds from sale of credit risk transfer and non-Agency securities	183	534
Principal collections on Agency mortgage-backed securities	2,361	1,933
Principal collections on credit risk transfer and non-Agency securities	87	33
Payments on U.S. Treasury securities	(7,081)	(18,861)
Proceeds from U.S. Treasury securities	8,712	18,628
Net payments on reverse repurchase agreements	(1,702)	(1,156)
Net proceeds from derivative instruments	514	620
Net cash provided by (used in) investing activities	(6,479)	(6,229)
Financing activities:
Proceeds from repurchase arrangements	2,450,825	1,599,134
Payments on repurchase agreements	(2,444,303)	(1,593,367)
Payments on debt of consolidated variable interest entities	(8)	(10)
Net proceeds from common stock issuances	675	277
Cash dividends paid	(575)	(481)
Net cash provided by (used in) financing activities	6,614	5,553
Net change in cash, cash equivalents and restricted cash	135	(711)
Cash, cash equivalents and restricted cash at beginning of period	1,771	2,334
Cash, cash equivalents and restricted cash at end of period	$1,906	$1,623

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$530	$716
Restricted cash	1,376	907
Total cash, cash equivalents and restricted cash, end of period	$1,906	$1,623
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of June 30, 2024 because, as of such date, we did not intend to sell any of them in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of June 30, 2024 and December 31, 2023, our investment portfolio consisted of $60.6 billion and $54.8 billion investment securities, at fair value, respectively, $5.3 billion and $5.4 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $60 million and $44 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $30 million and $66 million as of June 30, 2024 and December 31, 2023, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of June 30, 2024 and December 31, 2023, our investment securities had a net unamortized premium balance of $1.1 billion and $1.2 billion, respectively.

The following tables summarize our investment securities as of June 30, 2024 and December 31, 2023, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	June 30, 2024		December 31, 2023
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$61,706	$58,729	$55,289	$53,161
Adjustable rate	667	661	293	290
CMO	114	107	127	120
Interest-only and principal-only strips	63	56	67	61
Multifamily	138	139	161	162
Total Agency RMBS	62,688	59,692	55,937	53,794
Non-Agency RMBS [1]	17	14	43	34
CMBS	267	243	303	273
CRT securities	627	683	682	723
Total investment securities	$63,599	$60,632	$56,965	$54,824

	June 30, 2024
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,656	$1,083	$1	$—	$—	$—	$4,740
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	214	69	—	—	—	—	283
Amortized cost	3,869	1,152	1	—	—	—	5,022
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(467)	(145)	—	—	—	—	(612)
Total available-for-sale securities, at fair value	3,402	1,007	1	—	—	—	4,410
Securities remeasured at fair value through earnings:
Par value [2]	32,264	24,603	31	19	273	619	57,809
Unamortized discount	(177)	(141)	(1)	(3)	(8)	(9)	(339)
Unamortized premium	695	392	—	1	2	17	1,107
Amortized cost	32,782	24,854	30	17	267	627	58,577
Gross unrealized gains	55	30	—	—	3	56	144
Gross unrealized losses	(1,618)	(850)	(1)	(3)	(27)	—	(2,499)
Total securities remeasured at fair value through earnings	31,219	24,034	29	14	243	683	56,222
Total securities, at fair value	$34,621	$25,041	$30	$14	$243	$683	$60,632
Weighted average coupon as of June 30, 2024 [3]	4.83%	5.11%	4.51%	5.31%	6.69%	11.04%	5.01%
Weighted average yield as of June 30, 2024 [4]	4.45%	4.88%	4.90%	6.67%	7.06%	9.77%	4.70%

	December 31, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,881	$1,152	$1	$—	$—	$—	$5,034
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	227	73	—	—	—	—	300
Amortized cost	4,107	1,225	1	—	—	—	5,333
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(392)	(125)	—	—	—	—	(517)
Total available-for-sale securities, at fair value	3,715	1,100	1	—	—	—	4,816
Securities remeasured at fair value through earnings:
Par value [2]	29,910	19,503	283	44	307	679	50,726
Unamortized discount	(108)	(59)	(3)	(3)	(7)	(9)	(189)
Unamortized premium	702	376	—	2	3	12	1,095
Amortized cost	30,504	19,820	280	43	303	682	51,632
Gross unrealized gains	170	111	1	—	2	41	325
Gross unrealized losses	(1,270)	(638)	—	(9)	(32)	—	(1,949)
Total securities remeasured at fair value through earnings	29,404	19,293	281	34	273	723	50,008
Total securities, at fair value	$33,119	$20,393	$282	$34	$273	$723	$54,824
Weighted average coupon as of December 31, 2023 [3]	4.68%	4.90%	4.94%	4.61%	7.27%	10.45%	4.85%
Weighted average yield as of December 31, 2023 [4]	4.22%	4.53%	5.16%	4.92%	7.04%	8.87%	4.41%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $60 million and $44 million as of June 30, 2024 and December 31, 2023, respectively.
2.Par value excludes interest-only securities. As of June 30, 2024 and December 31, 2023, Agency RMBS interest-only securities had a par value of $331 million and $336 million, respectively, and non-Agency interest-only securities had a par value of $97 million and $98 million, respectively.
3.Weighted average coupon excludes interest-only and principle-only securities. As of June 30, 2024 and December 31, 2023 Agency RMBS interest-only securities have a weighted average coupon of 1.81% and 1.77%, respectively, and non-Agency interest-only securities had a weighted average coupon of 0.81% and 0.71%, respectively.
4.Incorporates a weighted average future constant prepayment rate assumption of 9.2% and 11.4% based on forward rates as of June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2024			December 31, 2023
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$10	$—	$1	$9
AA	—	—	38	—	—	31
A	—	—	29	—	—	25
BBB	90	1	20	144	14	44
BB	75	1	60	137	7	81
B	35	—	40	39	2	55
Not Rated	483	11	46	403	10	28
Total	$683	$14	$243	$723	$34	$273
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $60 million and $44 million as of June 30, 2024 and December 31, 2023, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2024 and December 31, 2023, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 9.2% and 11.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2024 and December 31, 2023 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2024				December 31, 2023
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$563	$572	7.55%	7.35%	$942	$961	6.57%	5.93%
> 3 years and ≤ 5 years	1,486	1,505	6.04%	5.42%	10,381	10,331	5.94%	5.52%
> 5 years and ≤10 years	51,627	54,453	4.91%	4.56%	40,895	42,988	4.55%	4.10%
> 10 years	6,956	7,069	5.32%	5.32%	2,606	2,685	4.77%	4.63%
Total	$60,632	$63,599	5.01%	4.70%	$54,824	$56,965	4.85%	4.41%
 ________________________________
1.Table excludes other mortgage credit investments of $60 million and $44 million as of June 30, 2024 and December 31, 2023, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024	$—	$—	$4,393	$(612)	$4,393	$(612)
December 31, 2023	$—	$—	$4,797	$(517)	$4,797	$(517)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2024 and 2023 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2024			2023
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(1,377)	$(1,377)	$(216)	$(2,121)	$(2,337)
Proceeds from investment securities sold [1]	—	1,262	1,262	192	1,890	2,082
Net gain (loss) on sale of investment securities	$—	$(115)	$(115)	$(24)	$(231)	$(255)

Gross gain on sale of investment securities	$—	$10	$10	$—	$10	$10
Gross loss on sale of investment securities	—	(125)	(125)	(24)	(241)	(265)
Net gain (loss) on sale of investment securities	$—	$(115)	$(115)	$(24)	$(231)	$(255)

	Six Months Ended June 30,
	2024			2023
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(6,595)	$(6,595)	$(418)	$(3,793)	$(4,211)
Proceeds from investment securities sold [1]	—	6,389	6,389	370	3,505	3,875
Net gain (loss) on sale of investment securities	$—	$(206)	$(206)	$(48)	$(288)	$(336)

Gross gain on sale of investment securities	$—	$20	$20	$—	$11	$11
Gross loss on sale of investment securities	—	(226)	(226)	(48)	(299)	(347)
Net gain (loss) on sale of investment securities	$—	$(206)	$(206)	$(48)	$(288)	$(336)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the three and six months ended June 30, 2024, we received principal repayments on available-for-sale securities of $295 million and $438 million, respectively. During the three and six months ended June 30, 2023, we received principal repayments on available-for-sale securities of $370 million and $549 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2024, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2024 and December 31, 2023, we had $56.9 billion and $50.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024			December 31, 2023
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment securities repo
≤ 1 month	$39,646	5.52%	9	$40,946	5.61%	11
> 1 to ≤ 3 months	8,965	5.47%	51	7,933	5.55%	64
> 3 to ≤ 6 months	6,000	5.45%	109	—	—%	—
Investment securities repo	54,611	5.50%	27	48,879	5.60%	19
U.S. Treasury repo:
≤ 1 month	2,336	5.46%	1	1,547	5.54%	2
Total	$56,947	5.50%	26	$50,426	5.60%	19
As of June 30, 2024 and December 31, 2023, $22.5 billion and $16.7 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2024, we had $14.3 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 5.47%. As of December 31, 2023, we had $8.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 5.54%. As of June 30, 2024 and December 31, 2023, 47% and 48%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 42% and 43% of our repurchase agreement funding outstanding as of June 30, 2024 and December 31, 2023, respectively.
Reverse Repurchase Agreements
As of June 30, 2024 and December 31, 2023, we had $13.7 billion and $11.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $13.2 billion and $10.9 billion, respectively. As of June 30, 2024 and December 31, 2023, $3.4 billion and $3.1 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2024 and December 31, 2023 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2024	December 31, 2023
Interest rate swaps [1]	Derivative assets, at fair value	$70	$15
Swaptions	Derivative assets, at fair value	2	89
TBA and forward settling non-Agency securities	Derivative assets, at fair value	59	81
Total derivative assets, at fair value		$131	$185

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$(1)
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(29)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(17)	(336)
SOFR futures contracts - long	Derivative liabilities, at fair value	(18)	(10)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(64)	$(362)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$2,441	$1,540
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(13,248)	(10,894)
Total U.S. Treasury securities, net at fair value		$(10,807)	$(9,354)
________________________________
1.As of June 30, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $2.7 billion and $2.9 billion, respectively. As of June 30, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(6) million and $(6) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2024 and December 31, 2023 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	June 30, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 years	$10,500	0.10%	5.33%	0.4	$13,750	0.14%	5.37%	0.4
> 1 to ≤ 3 years	14,300	0.19%	5.33%	1.9	15,800	0.17%	5.36%	2.0
> 3 to ≤ 5 years	3,550	0.52%	5.33%	3.9	5,800	0.24%	5.38%	3.9
> 5 to ≤ 7 years	6,650	2.21%	5.33%	6.1	3,900	0.92%	5.37%	6.2
> 7 to ≤ 10 years	13,646	3.59%	5.33%	9.3	5,226	3.06%	5.38%	9.2
> 10 years	50	3.94%	5.33%	12.0	—	—%	—%	0.0
Total	$48,696	1.43%	5.33%	4.4	$44,476	0.57%	5.37%	3.0
________________________________
1.As of June 30, 2024, 86% and 14% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2023, 80% and 20% of notional amount receive index references SOFR and OIS, respectively.

Receive Fixed / Pay Variable Interest Rate Swaps	June 30, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)
> 1 to ≤ 3 years	$—	—%	—%	0.0	(1,000)	5.38%	4.65%	1.5
Total	$—	—%	—%	0.0	$(1,000)	5.38%	4.65%	1.5
________________________________
1.Pay index references SOFR.

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2023
≤ 1 year	$28	$86	5	$1,250	2.61%	10.0
Total	$28	$86	5	$1,250	2.61%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions	Option			Underlying Receiver Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
June 30, 2024
≤ 1 year	$3	$2	18	$150	2.98%	5.0

December 31, 2023
≤ 1 year	$3	$3	24	$150	2.98%	5.0

U.S. Treasury Securities [1]	June 30, 2024			December 31, 2023
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$(313)	$(310)	$(306)	$1,408	$1,419	$1,454
> 5 year ≤ 7 years	(818)	(820)	(693)	(818)	(821)	(703)
> 7 year ≤ 10 years	(8,659)	(8,327)	(7,999)	(8,649)	(8,277)	(8,187)
> 10 years	(1,782)	(1,830)	(1,809)	(1,796)	(1,796)	(1,918)
Total U.S. Treasury securities	$(11,572)	$(11,287)	$(10,807)	$(9,855)	$(9,475)	$(9,354)
________________________________
1.As of June 30, 2024 and December 31, 2023, short U.S. Treasury securities totaling $(13.2) billion and $(10.9) billion, at fair value, respectively, had a weighted average yield of 3.80% and 3.64%, respectively. As of June 30, 2024 and December 31, 2023, long U.S. Treasury securities totaling $2.4 billion and $1.5 billion, at fair value, respectively, had a weighted average yield of 4.51% and 4.39%, respectively.

U.S. Treasury Futures	June 30, 2024				December 31, 2023
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$750	$831	$825	$(6)	$(2,714)	$(2,961)	$(3,064)	$(103)
> 7 year ≤ 10 years	—	—	—	—	(2,924)	(3,294)	(3,451)	(157)
> 10 years	(791)	(925)	(936)	(11)	(791)	(913)	(989)	(76)
Total U.S. Treasury futures	$(41)	$(94)	$(111)	$(17)	$(6,429)	$(7,168)	$(7,504)	$(336)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2024				December 31, 2023
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 5.0%	$90	$89	$89	$—	$90	$89	$91	$2
Total 15-Year TBA securities	90	89	89	—	90	89	91	2
30-Year TBA securities:
≤ 3.0%	—	—	—	—	(29)	(24)	(25)	(1)
3.5%	139	122	123	1	—	—	—	—
4.0%	100	92	92	—	—	—	—	—
4.5%	1,145	1,085	1,082	(3)	363	343	352	9
5.0%	2,274	2,202	2,218	16	1,717	1,704	1,704	—
5.5%	2,850	2,812	2,826	14	2,034	2,014	2,047	33
6.0%	(1,650)	(1,657)	(1,655)	2	20	10	21	11
≥ 6.5%	563	573	573	—	1,137	1,152	1,164	12
Total 30-Year TBA securities, net	5,421	5,229	5,259	30	5,242	5,199	5,263	64
Total TBA securities, net	$5,511	$5,318	$5,348	$30	$5,332	$5,288	$5,354	$66
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of June 30, 2024 and December 31, 2023, we had a two-year swap equivalent SOFR futures contract long notional position of $0.6 billion and $0.9 billion, respectively, with a net carrying value of $(18) million and $(10) million, respectively.
As of June 30, 2024 and December 31, 2023, we had $96 million and $95 million notional value, respectively, of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in December 2028. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of June 30, 2024 and December 31, 2023, the CDS had a market value of $(6) million and a net carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2024:
TBA securities, net	$8,651	36,523	(39,663)	$5,511	$(29)
Interest rate swaps - payer	$44,396	6,400	(2,100)	$48,696	179
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	—
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	—
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(12,807)	(3,163)	1,971	$(13,999)	163
U.S. Treasury securities - long position	$1,815	1,672	(1,060)	$2,427	(12)
U.S. Treasury futures contracts - short position	$(3,039)	(582)	3,580	$(41)	89
					$390

Three months ended June 30, 2023:
TBA securities, net	$10,396	42,853	(42,960)	$10,289	$(136)
Interest rate swaps - payer	$48,925	476	(675)	$48,726	860
Interest rate swaps - receive, net	$—	(1,000)	—	$(1,000)	(3)
Credit default swaps - buy protection	$(425)	(285)	—	$(710)	(5)
Payer swaptions	$1,600	—	—	$1,600	26
U.S. Treasury securities - short position	$(9,386)	(6,853)	7,612	$(8,627)	234
U.S. Treasury securities - long position	$6,560	2,841	(7,858)	$1,543	(130)
U.S. Treasury futures contracts - short position	$(5,900)	(5,900)	5,900	$(5,900)	212
					$1,058

Six months ended June 30, 2024:
TBA securities, net	$5,332	61,913	(61,734)	$5,511	$(87)
Interest rate swaps - payer	$44,476	11,570	(7,350)	$48,696	837
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	(3)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(11,347)	(6,264)	3,612	$(13,999)	501
U.S. Treasury securities - long position	$1,492	3,341	(2,406)	$2,427	(55)
U.S. Treasury futures contracts - short position	$(6,429)	(3,966)	10,354	$(41)	275
					$1,492

Six months ended June 30, 2023:
TBA securities, net	$19,050	103,000	(111,761)	$10,289	$(24)
Interest rate swaps - payer	$47,825	3,476	(2,575)	$48,726	628
Interest rate swaps - receive, net	$—	(1,000)	—	$(1,000)	(3)
Credit default swaps - buy protection	$(215)	(995)	500	$(710)	(8)
Payer swaptions	$3,050	—	(1,450)	$1,600	(40)
U.S. Treasury securities - short position	$(7,373)	(9,802)	8,548	$(8,627)	77
U.S. Treasury securities - long position	$357	10,287	(9,101)	$1,543	(55)
U.S. Treasury futures contracts - short position	$(9,213)	(13,115)	16,428	$(5,900)	(23)
					$552

________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of June 30, 2024 and December 31, 2023, we had SOFR futures contracts, measured on a two-year swap equivalent basis, of $0.6 billion and $0.9 billion, respectively. For the three and six months ended June 30, 2024, we recognized a loss of $(3) million and $(13) million, respectively, and for the three and six months ended June 30, 2023, we recognized a loss of and $(16) million and $(19) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of June 30, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of June 30, 2024, 6% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$55,026	$106	$9	$55,141
CRT - fair value	647	—	—	647
Non-Agency - fair value	213	—	—	213
U.S. Treasury securities - fair value	2,319	—	—	2,319
Accrued interest on pledged securities	257	—	—	257
Restricted cash	292	—	1,084	1,376
Total	$58,754	$106	$1,093	$59,953

	December 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$49,602	$121	$15	$49,738
CRT - fair value	678	—	—	678
Non-Agency - fair value	262	—	—	262
U.S. Treasury securities - fair value	1,865	—	62	1,927
Accrued interest on pledged securities	217	—	—	217
Restricted cash	9	—	1,244	1,253
Total	$52,633	$121	$1,321	$54,075
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $36 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2024 and December 31, 2023, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2024 and December 31, 2023 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2024			December 31, 2023
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$42,667	$44,133	$197	$43,701	$44,918	$188
> 1 and ≤ 2 months	7,561	8,072	30	2,847	3,069	10
> 2 and ≤ 3 months	1,743	1,932	6	5,524	5,947	19
> 3 months	6,234	6,710	24	—	—	—
Total	$58,205	$60,847	$257	$52,072	$53,934	$217
________________________________
1.Includes $36 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2024 and December 31, 2023, respectively.
2.Excludes $397 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2023.
Assets Pledged from Counterparties
As of June 30, 2024 and December 31, 2023, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2024				December 31, 2023
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$22	$22	$—	$—	$—	$—
U.S. Treasury securities - fair value	13,511	—	—	13,511	11,667	—	306	11,973
Cash	3	2	16	21	—	89	49	138
Total	$13,514	$2	$38	$13,554	$11,667	$89	$355	$12,111

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2024
Interest rate swap and swaption agreements, at fair value [1]	$72	$—	$72	$—	$(2)	$70
TBA securities, at fair value [1]	59	—	59	(29)	(30)	—
Receivable under reverse repurchase agreements	13,662	—	13,662	(9,685)	(3,968)	9
Total	$13,793	$—	$13,793	$(9,714)	$(4,000)	$79

December 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(89)	$15
TBA securities, at fair value [1]	80	—	80	(15)	(65)	—
Receivable under reverse repurchase agreements	11,618	—	11,618	(8,433)	(3,181)	4
Total	$11,802	$—	$11,802	$(8,448)	$(3,335)	$19

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2024
TBA securities, at fair value [1]	$29	$—	$29	$(29)	$—	$—
Repurchase agreements	56,947	—	56,947	(9,685)	(47,262)	—
Total	$56,976	$—	$56,976	$(9,714)	$(47,262)	$—

December 31, 2023
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	50,426	—	50,426	(8,433)	(41,993)	—
Total	$50,441	$—	$50,441	$(8,448)	$(41,993)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2024 and December 31, 2023, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$59,586	$—	$—	$53,673	$—
Agency securities transferred to consolidated VIEs	—	106	—	—	121	—
Credit risk transfer securities	—	683	—	—	723	—
Non-Agency securities	—	257	—	—	307	—
U.S. Treasury securities	2,441	—	—	1,540	—	—
Interest rate swaps [1]	—	70	—	—	15	—
Swaptions	—	2	—	—	89	—
TBA securities	—	59	—	—	81	—
Total	$2,441	$60,763	$—	$1,540	$55,009	$—
Liabilities:
Debt of consolidated VIEs	$—	$71	$—	$—	$80	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	13,248	—	—	10,894	—	—
Interest rate swaps [1]	—	—	—	—	1	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	29	—	—	15	—
U.S. Treasury futures	17	—	—	336	—	—
SOFR Futures	18	—	—	10	—	—
Total	$13,283	$100	$—	$11,240	$96	$—
________________________________
1.As of June 30, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $2.7 billion and $2.9 billion, respectively, based on "Level 2" inputs. As of June 30, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(6) million and $(6) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of June 30, 2024 and December 31, 2023, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of June 30, 2024 and December 31, 2023, the carrying value of other mortgage credit investments reported under the equity method of accounting was $60 million and $44 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of common shares issued and outstanding	737.9	597.1	719.0	587.4
Weighted average number of fully vested restricted stock units outstanding	2.1	1.7	2.1	1.7
Weighted average number of common shares outstanding - basic	740.0	598.8	721.1	589.1
Weighted average number of dilutive unvested restricted stock units outstanding	—	0.9	1.9	1.0
Weighted average number of common shares outstanding - diluted	740.0	599.7	723.0	590.1
Net income (loss) available (attributable) to common stockholders	$(80)	$255	$332	$74
Net income (loss) per common share - basic	$(0.11)	$0.43	$0.46	$0.13
Net income (loss) per common share - diluted	$(0.11)	$0.43	$0.46	$0.13
For the three months ended June 30, 2024 1.9 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2024 and December 31, 2023, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of June 30, 2024 and December 31, 2023, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2024 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.70027%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	9.92127%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C and D per annum dividend rates represent the rates in effect as of June 30, 2024.
3.The Series C and D dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 5.111% and 4.332%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period (the conversion date) for the Series E and F Preferred Stock, the dividend for such series will accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the LIBOR Act. At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate, plus a spread of 4.39%, per annum and will reset in accordance with the certificate of designations for such series.
4.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and six months ended June 30, 2024, we sold 45.8 million and 70.9 million shares, respectively, of our common stock under the sales agreements for proceeds of $434 million and $675 million, respectively, or $9.49 and $9.53 per common share, respectively, net of offering costs. As of June 30, 2024, shares of our common stock with an aggregate offering price of $1.0 billion remained authorized for issuance under this program through December 31, 2025.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2024	2023	2024	2023
Beginning Balance	$(594)	$(530)	$(517)	$(672)
OCI before reclassifications	(18)	(89)	(95)	29
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	24	—	48
Ending Balance	$(612)	$(595)	$(612)	$(595)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2024. Our MD&A is presented in the following sections:
•Executive Overview
•Financial Condition
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Forward-Looking Statements
•Website and Social Media Disclosure
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

Trends and Recent Market Impacts
The strong fixed income momentum that began in the fourth quarter of 2023 abated in the second quarter of 2024, as the Federal Reserve (the “Fed”) and market participants looked for indications that the economy was slowing and inflation moderating. On balance, the data showed that consumer spending and confidence were weakening, the labor market was moving into better balance, and most importantly, inflation measures were trending toward the Fed’s long run target. Nevertheless, the Fed was unwilling to adopt a more accommodative monetary policy stance. Against the backdrop of diverging economic and monetary policy outlooks, fixed income markets became more cautious, and intra-quarter volatility increased. In aggregate, interest rates edged higher and Agency RMBS spreads to benchmark interest rates widened, which drove our negative economic return for the second quarter of -0.9%.
For Agency RMBS, the second quarter was a push and pull between evolving supply and demand dynamics. On the demand side, bank and foreign demand moderated in the second quarter, while demand from bond funds remained steady, but limited, given an already overweight position. On the supply side, seasonal dynamics led to an uptick in Agency RMBS supply, with $52 billion in supply for the quarter, double the pace of the first quarter. As a result, Agency RMBS spreads to Treasuries widened approximately five to 10 basis points across the coupon stack, with current production securities, namely the 5.5% and 6% coupons, experiencing the greatest spread widening given the uptick in supply.
Despite the intra-quarter rate volatility, Agency RMBS continued to trade within the relatively narrow spread range that has emerged over the course of the last several quarters. For current coupon Agency RMBS, that trading range has evolved to approximately 140 to 160 basis points to a blend of 5- and 10-year Treasury hedges. Using a similar combination of swap hedges, that range has evolved to approximately 170 to 190 basis points. At quarter end, Agency RMBS spreads to Treasuries and swaps were approximately 150 and 180 basis points, respectively, squarely in the middle of these recent ranges. We view this range-bound trading behavior as a positive development for Agency RMBS.
Economic data released in July has continued to be supportive of a more accommodative Fed monetary policy stance. The shift in Fed policy will likely occur over the next several months and start a new, more favorable monetary policy cycle. Although we may continue to experience bouts of market turbulence in the short term due to evolving monetary policy expectations, political uncertainty and geopolitical risks, we believe AGNC is well positioned for this environment. Our active management strategy, core focus on high-quality Agency RMBS assets, attractive funding sources, and strong liquidity position should allow us not only to withstand episodes of volatility but also to take advantage of attractive investment opportunities as they arise.
The moderate spread widening that occurred during the second quarter drove AGNC’s total comprehensive loss of $(0.13) per diluted common share and economic loss of -0.9% on tangible common equity for the quarter, comprised of $0.36 dividends declared per common share and a $(0.44) decrease in tangible net book value per common share. For the first two quarters of 2024, AGNC had total comprehensive income of $0.33 per diluted common share and generated an economic return of 4.8%, comprised of $0.72 dividends per common share and a $(0.30) decrease in tangible net book value per common share.
During the first two quarters, we maintained a significant interest rate hedge position, which covered 98% of the outstanding balance of our Investment Securities Repo, TBA position and other debt as of the end of the second quarter. “At risk” leverage increased modestly for the second quarter to 7.4x tangible stockholders’ equity as of the end of the quarter from 7.1x as of March 31, 2024. At the same time, our unencumbered cash and Agency RMBS was largely unchanged at the end of the second quarter from the first quarter at $5.3 billion, or 65% of our tangible stockholders' equity.
The weighted average coupon on our fixed-rate Agency RMBS and TBA securities increased to 4.95% as of the end of the second quarter, from 4.86% as of the first quarter, as we continued to shift a larger share of our asset portfolio toward higher coupon, high-quality specified pools. Consistent with the increase in interest rates, the average projected life CPR for our portfolio at quarter-end decreased 120 basis points to 9.2%. Seasonal factors drove an increase in our actual CPRs for the quarter to an average of 7.1%, up from 5.7% for the prior quarter.
Net spread and dollar roll income per diluted common share (a non-GAAP measure) totaled $0.53 for the second quarter, a decline of 5 cents per share from the first quarter of $0.58 per share. This decline was primarily due to higher swap costs resulting from the replacement of maturing interest rate swaps and an overall increase in our interest rate swap position, which more than offset the increase in the average asset yield on our portfolio.
During the first two quarters, we utilized our At-the-Market offering program (“ATM”) to opportunistically create incremental value for existing stockholders through book value and earnings accretion. In the first and second quarters, we issued $241 million and $434 million of common equity, respectively, at significant price-to-book premiums and invested those proceeds in attractively priced assets.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	June 30, 2024 vs Mar. 31, 2024		June 30, 2024 vs Dec. 31, 2023
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.25%	5.50%	5.50%	5.50%	5.50%	—	bps	—	bps
SOFR:
SOFR Rate	5.09%	5.31%	5.38%	5.34%	5.33%	-1	bps	-5	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.82%	4.97%	4.07%	4.55%	4.61%	+6	bps	+54	bps
5-Year Swap	3.94%	4.38%	3.53%	3.98%	4.10%	+12	bps	+57	bps
10-Year Swap	3.58%	4.27%	3.47%	3.84%	3.98%	+14	bps	+51	bps
30-Year Swap	3.20%	4.01%	3.32%	3.62%	3.76%	+14	bps	+44	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.90%	5.05%	4.25%	4.62%	4.76%	+14	bps	+51	bps
5-Year U.S. Treasury	4.16%	4.61%	3.85%	4.21%	4.38%	+17	bps	+53	bps
10-Year U.S. Treasury	3.84%	4.57%	3.88%	4.20%	4.40%	+20	bps	+52	bps
30-Year U.S. Treasury	3.86%	4.70%	4.03%	4.34%	4.56%	+22	bps	+53	bps
30-Year Fixed Rate Agency Price:
2.5%	$84.77	$79.39	$85.24	$82.77	$81.87	-$0.90		-$3.37
3.0%	$88.01	$82.75	$88.58	$86.16	$85.26	-$0.90		-$3.32
3.5%	$91.11	$86.02	$91.86	$89.61	$88.67	-$0.94		-$3.19
4.0%	$93.84	$89.09	$94.69	$92.74	$91.68	-$1.06		-$3.01
4.5%	$96.14	$91.85	$97.04	$95.34	$94.45	-$0.89		-$2.59
5.0%	$98.00	$94.39	$99.04	$97.70	$96.81	-$0.89		-$2.23
5.5%	$99.55	$96.68	$100.56	$99.58	$98.76	-$0.82		-$1.80
6.0%	$100.88	$98.74	$101.63	$100.98	$100.39	-$0.59		-$1.24
6.5%	$102.12	$100.52	$102.51	$102.21	$101.88	-$0.33		-$0.63
15-Year Fixed Rate Agency Price:
1.5%	$86.30	$83.27	$86.86	$86.69	$85.61	-$1.08		-$1.25
2.0%	$88.61	$85.81	$89.47	$88.71	$88.00	-$0.71		-$1.47
2.5%	$90.98	$88.21	$92.14	$91.07	$90.44	-$0.63		-$1.70
3.0%	$93.32	$90.54	$94.30	$93.17	$92.61	-$0.56		-$1.69
3.5%	$95.14	$92.52	$96.39	$95.13	$94.61	-$0.52		-$1.78
4.0%	$96.59	$94.42	$98.10	$96.95	$96.24	-$0.71		-$1.86
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	June 30, 2024 vs Mar. 31, 2024		June 30, 2024 vs Dec. 31, 2023
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	147	175	140	139	149	+10		+9
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	179	179	137	140	147	+7		+10
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	163	177	139	139	149	+10		+10
30-Year Agency Current Coupon Yield	5.63%	6.36%	5.25%	5.60%	5.87%	+27	bps	+62	bps
30-Year Mortgage Rate	6.78%	7.41%	6.56%	6.74%	6.94%	+20	bps	+38	bps
Credit Spread (in bps): [2]
CRT M2	360	252	206	182	166	-16		-40
CMBS AAA	151	137	118	88	100	+12		-18
CDX IG	66	74	56	51	54	+3		-2
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of June 30, 2024 and December 31, 2023, our investment portfolio totaled $66.0 billion and $60.2 billion, respectively, consisting of: $59.7 billion and $53.8 billion Agency RMBS, at fair value, respectively; $5.3 billion and $5.4 billion net TBA securities, at fair value, respectively; $0.9 billion and $1.0 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $60 million and $44 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024				December 31, 2023
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$116	$108	2.74%	—%	$759	$718	3.25%	1%
15-year TBA securities	89	89	5.00%	—%	89	91	5.00%	—%
Total ≤ 15-year	205	197	3.74%	—%	848	809	3.44%	1%
20-year RMBS	610	534	3.10%	1%	872	768	2.82%	1%
30-year:
30-year RMBS	60,980	58,087	4.97%	88%	53,658	51,675	4.82%	86%
30-year TBA securities, net [2]	5,229	5,259	4.95%	8%	5,199	5,263	5.50%	9%
Total 30-year	66,209	63,346	4.97%	96%	58,857	56,938	4.88%	95%
Total fixed rate Agency RMBS and TBA securities	67,024	64,077	4.95%	97%	60,577	58,515	4.83%	97%
Adjustable rate Agency RMBS	667	661	4.78%	1%	293	290	4.67%	—%
Multifamily	138	139	4.39%	—%	161	162	4.47%	—%
CMO Agency RMBS:
CMO	114	107	3.30%	—%	127	120	3.28%	—%
Interest-only strips	37	32	1.81%	—%	40	35	1.77%	—%
Principal-only strips	26	24	—%	—%	27	26	—%	—%
Total CMO Agency RMBS [3]	177	163	3.30%	—%	194	181	3.28%	1%
Total Agency RMBS and TBA securities [3]	68,006	65,040	4.94%	99%	61,225	59,148	4.83%	98%
Non-Agency RMBS [1,3]	17	14	5.31%	—%	43	34	4.61%	—%
CMBS [3]	267	243	6.69%	—%	303	273	7.27%	—%
CRT	627	683	11.04%	1%	682	723	10.45%	1%
Total investment securities [3]	$68,917	$65,980	5.01%	100%	$62,253	$60,178	4.90%	100%
________________________________
1.Table excludes other mortgage credit investments of $60 million and $44 million as of June 30, 2024 and December 31, 2023, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2024 and December 31, 2023, our TBA securities had a net carrying value of $30 million and $66 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of June 30, 2024 and December 31, 2023, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.70% and 4.41%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2024 and December 31, 2023 (dollars in millions):

	June 30, 2024
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	52	53	47	100%	2.14%	101.7%	1.74%	68	10%
3.0%	42	42	40	100%	3.00%	101.0%	2.40%	131	14%
3.5%	11	11	11	100%	3.50%	101.3%	2.61%	131	15%
4.0%	9	9	9	7%	4.00%	101.5%	1.93%	160	28%
4.5%	1	1	1	100%	4.50%	101.4%	2.70%	159	24%
5.0%	90	89	89	—%	5.00%	100.5%	2.29%	174	59%
Total ≤ 15-year	205	205	197	51%	3.74%	101.4%	2.08%	104	14%
20-year:
2.5%	322	337	281	—%	2.50%	104.6%	1.73%	48	5%
3.0%	25	26	23	97%	3.00%	103.6%	2.29%	59	7%
3.5%	107	109	102	79%	3.50%	101.7%	2.97%	130	9%
4.0%	63	65	60	92%	4.00%	103.8%	3.09%	87	9%
≥ 4.5%	69	73	68	99%	4.50%	105.1%	3.23%	89	10%
Total 20-year:	586	610	534	42%	3.10%	104.0%	2.30%	72	7%
30-year:
≤ 3.0%	3,830	3,800	3,155	54%	2.42%	99.2%	2.51%	38	6%
3.5%	5,318	5,516	4,825	84%	3.50%	104.1%	2.84%	103	7%
4.0%	6,276	6,617	5,872	90%	4.00%	105.7%	3.09%	86	7%
4.5%	7,000	7,159	6,684	56%	4.50%	103.7%	3.86%	51	8%
5.0%	11,704	11,592	11,401	34%	5.00%	99.2%	5.04%	17	7%
5.5%	15,996	16,002	15,886	28%	5.50%	100.2%	5.45%	14	9%
6.0%	10,651	10,790	10,778	35%	6.00%	101.2%	5.76%	11	12%
≥ 6.5%	4,616	4,733	4,745	39%	6.52%	102.6%	5.89%	10	15%
Total 30-year	65,391	66,209	63,346	45%	4.97%	101.7%	4.66%	34	9%
Total fixed rate	$66,182	$67,024	$64,077	45%	4.95%	101.7%	4.64%	35	9%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2024, lower balance specified pools had a weighted average original loan balance of $188,000 and $153,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2024.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2024 and December 31, 2023, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 and condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2024 (in millions, except per share amounts):

	June 30,	December 31,
Balance Sheet Data	2024	2023
	(Unaudited)
Investment securities, at fair value of $60,632 and $54,824, respectively, and other mortgage credit investments	$60,692	$54,868
Total assets	$79,685	$71,596
Repurchase agreements and other debt	$57,018	$50,506
Total liabilities	$71,033	$63,339
Total stockholders' equity	$8,652	$8,257
Net book value per common share [1]	$9.09	$9.46
Tangible net book value per common share [2]	$8.40	$8.70

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2024	2023	2024	2023
Interest income	$695	$457	$1,337	$808
Interest expense	698	526	1,370	975
Net interest income (expense)	(3)	(69)	(33)	(167)
Other gain (loss), net	(21)	378	476	347
Operating expenses	24	23	48	45
Net income (loss)	(48)	286	395	135
Dividends on preferred stock	32	31	63	61
Net income (loss) available (attributable) to common stockholders	$(80)	$255	$332	$74

Net income (loss)	$(48)	$286	$395	$135
Other comprehensive income (loss), net	(18)	(65)	(95)	77
Comprehensive income (loss)	(66)	221	300	212
Dividends on preferred stock	32	31	63	61
Comprehensive income (loss) available (attributable) to common stockholders	$(98)	$190	$237	$151

Weighted average number of common shares outstanding - basic	740.0	598.8	721.1	589.1
Weighted average number of common shares outstanding - diluted	740.0	599.7	723.0	590.1
Net income (loss) per common share - basic	$(0.11)	$0.43	$0.46	$0.13
Net income (loss) per common share - diluted	$(0.11)	$0.43	$0.46	$0.13
Comprehensive income (loss) per common share - basic	$(0.13)	$0.32	$0.33	$0.26
Comprehensive income (loss) per common share - diluted	$(0.13)	$0.32	$0.33	$0.26
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2024	2023	2024	2023
Average investment securities - at par	$58,066	$47,711	$56,761	$47,043
Average investment securities - at cost	$59,198	$49,119	$57,926	$48,497
Average net TBA dollar roll position - at cost	$6,805	$9,985	$6,498	$13,896
Average total assets - at fair value	$73,885	$62,469	$72,303	$60,391
Average repurchase agreements and other debt outstanding [3]	$50,784	$41,546	$49,757	$40,690
Average stockholders' equity [4]	$8,481	$7,712	$8,380	$7,896
Average tangible net book value "at risk" leverage [5]	7.2:1	7.2:1	7.2:1	7.4:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.4:1	7.2:1	7.4:1	7.2:1
Economic return on tangible common equity [7]	(0.9)%	3.6%	4.8%	2.7%
Expenses % of average total assets - annualized	0.13%	0.15%	0.13%	0.15%
Expenses % of average assets, including average net TBA position - annualized	0.12%	0.13%	0.12%	0.12%
Expenses % of average stockholders' equity - annualized	1.13%	1.19%	1.15%	1.14%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2024 and 2023, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$723	4.98%	$502	4.21%	$1,402	4.94%	$973	4.14%
Net premium amortization benefit (cost)	(28)	(0.28)%	(45)	(0.49)%	(65)	(0.32)%	(165)	(0.81)%
Interest income (GAAP measure)	695	4.70%	457	3.72%	1,337	4.62%	808	3.33%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(14)	(0.10)%	(11)	(0.09)%	(24)	(0.09)%	58	0.24%
Interest income, excluding "catch-up" premium amortization	681	4.60%	446	3.63%	1,313	4.53%	866	3.57%
TBA dollar roll income - implied interest income [1,2]	93	5.47%	129	5.18%	177	5.45%	349	5.03%
Economic interest income (non-GAAP measure) [3]	$774	4.69%	$575	3.89%	$1,490	4.63%	$1,215	3.90%

Weighted average actual portfolio CPR for investment securities held during the period	7.1%		6.6%		6.4%		5.9%
Weighted average projected CPR for the remaining life of investment securities held as of period end	9.2%		9.8%		9.2%		9.8%
30-year fixed rate mortgage rate as of period end [4]	6.94%		6.78%		6.94%		6.78%
10-year U.S. Treasury rate as of period end [4]	4.40%		3.84%		4.40%		3.84%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2024 vs. June 30, 2023
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$238	$94	$144
Estimated "catch-up" premium amortization due to change in CPR forecast	(3)	—	(3)
Interest income, excluding "catch-up" premium amortization	235	94	141
TBA dollar roll income - implied interest income	(36)	(41)	5
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$199	$53	$146

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$529	$157	$372
Estimated "catch-up" premium amortization due to change in CPR forecast	(82)	—	(82)
Interest income, excluding "catch-up" premium amortization	447	157	290
TBA dollar roll income - implied interest income	(172)	(186)	14
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$275	$(29)	$304
Our average investment portfolio (at cost), inclusive of TBAs, increased 12% and 3% for the three and six months ended June 30, 2024, respectively, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 80 and 73 basis points for the three and six months ended June 30, 2024, respectively, largely as a result of shifting our asset portfolio from TBA and lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2024 and 2023 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$698	5.44%	$526	5.01%	$1,370	5.44%	$975	4.77%
TBA dollar roll income - implied interest expense [2,3]	88	5.11%	123	4.89%	172	5.22%	325	4.66%
Economic interest expense - before interest rate swap periodic income, net [4]	786	5.39%	649	4.98%	1,542	5.42%	1,300	4.74%
Interest rate swap periodic income, net [2,5]	(494)	(3.39)%	(567)	(4.35)%	(1,030)	(3.62)%	(1,071)	(3.90)%
Total economic interest expense (non-GAAP measure)	$292	2.00%	$82	0.63%	$512	1.80%	$229	0.84%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2024 vs. June 30, 2023
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$172	$117	$55
TBA dollar roll income - implied interest expense	(35)	(39)	4
Interest rate swap periodic income/cost	73	37	36
Total change in economic interest expense	$210	$115	$95

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$395	$221	$174
TBA dollar roll income - implied interest benefit/expense	(153)	(172)	19
Interest rate swap periodic income/cost	41	82	(41)
Total change in economic interest benefit/expense	$283	$131	$152
Our average mortgage borrowings, inclusive of TBAs, increased 12% and 3% for the three and six months ended June 30, 2024, respectively, consistent with the increase in our investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap period income, increased 41 and 68 basis points for the three and six months ended June 30, 2024, respectively, due to higher short-term interest rates.

Interest rate swap periodic income declined for the three and six months ended June 30, 2024 primarily due to higher pay rates on our pay-fixed swaps, which were partly offset by higher receive rates. The following is a summary of our average interest rate swaps outstanding and their average pay and receive rates for the three and six months ended June 30, 2024 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2024	2023	2024	2023
Average investment securities repo and other debt outstanding	$50,784	$41,546	$49,757	$40,690
Average net TBA dollar roll position outstanding - at cost	$6,805	$9,985	$6,498	$13,896
Average mortgage borrowings outstanding	$57,589	$51,531	$56,255	$54,586
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$45,263	$48,436	$44,583	$48,837
Ratio of average interest rate swaps to mortgage borrowings outstanding	79%	94%	79%	89%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.18%	0.44%	1.01%	0.45%
Average interest rate swap receive-floating rate	(5.50)%	(5.07)%	(5.58)%	(4.81)%
Average interest rate swap net pay/(receive) rate	(4.32)%	(4.63)%	(4.57)%	(4.36)%
For the three and six months ended June 30, 2024, we had an average forward starting net pay-fixed rate swap balance of $1.8 billion and $0.7 billion, respectively. For the three and six months ended June 30, 2023, we had an average forward starting net pay and (receive) fixed rate swap balance of $(12) million and $45 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2024	2023	2024	2023
Average asset yield	4.69%	3.89%	4.63%	3.90%
Average aggregate cost of funds	(2.00)%	(0.63)%	(1.80)%	(0.84)%
Average net interest spread	2.69%	3.26%	2.83%	3.06%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and six months ended June 30, 2024 and 2023 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Comprehensive income (loss) available (attributable) to common stockholders	$(98)	$190	$237	$151
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	115	255	206	336
Unrealized (gain) loss on investment securities measured at fair value through net income, net	261	363	732	(231)
Gain on derivative instruments and other securities, net	(355)	(996)	(1,414)	(452)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	18	65	95	(77)
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	(14)	(11)	(24)	58
TBA dollar roll income, net [2]	5	6	5	24
Interest rate swap periodic income (cost), net [2]	494	567	1,030	1,071
Other interest income (expense), net [2,3]	(32)	(35)	(67)	(68)
Net spread and dollar roll income available to common stockholders (non-GAAP measure) [4]	394	404	800	812

Weighted average number of common shares outstanding - basic	740.0	598.8	721.1	589.1
Weighted average number of common shares outstanding - diluted	741.9	599.7	723.0	590.1
Net spread and dollar roll income per common share - basic	$0.53	$0.67	$1.11	$1.38
Net spread and dollar roll income per common share - diluted	$0.53	$0.67	$1.11	$1.38
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2024	2023	2024	2023
Loss on sale of investment securities, net	$(115)	$(255)	$(206)	$(336)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(261)	(363)	(732)	231
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(18)	(65)	(95)	77
Total loss on investment securities, net	$(394)	$(683)	$(1,033)	$(28)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
TBA securities, dollar roll income	$5	$6	$5	$24
TBA securities, mark-to-market loss	(34)	(142)	(92)	(48)
Interest rate swaps, periodic income (cost)	494	567	1,030	1,071
Interest rate swaps, mark-to-market gain (loss)	(315)	290	(202)	(446)
Credit default swaps - buy protection	—	(5)	(3)	(8)
Payer swaptions	—	26	33	(40)
U.S. Treasury securities - short position	163	234	501	77
U.S. Treasury securities - long position	(12)	(130)	(55)	(55)
U.S. Treasury futures contracts - short position	89	212	275	(23)
SOFR futures contracts - long position	(3)	(16)	(13)	(19)
Other interest income (expense), net	(32)	(35)	(67)	(68)
Other gain (loss), net	—	(11)	2	(13)
Total gain (loss) on derivative instruments and other securities, net	$355	$996	$1,414	$452
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.4x and 7.0x as of June 30, 2024 and December 31, 2023, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2024 and December 31, 2023 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2024		December 31, 2023
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$54,611	91%	$48,879	90%
Debt of consolidated variable interest entities, at fair value	71	—%	80	—%
Total debt	54,682	91%	48,959	90%
TBA and forward settling non-Agency securities, at cost	5,318	9%	5,288	10%
Total mortgage borrowings	$60,000	100%	$54,247	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $2.3 billion and $1.5 billion as of June 30, 2024 and December 31, 2023, respectively.
2.As of June 30, 2024 and December 31, 2023, 42% and 43%, respectively, of our total repurchase agreements, including 44% and 45% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of June 30, 2024, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of June 30, 2024, approximately 8% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 7%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the six months ended June 30, 2024, haircuts on our repo funding arrangements remained stable. As of June 30, 2024, the weighted average haircut on our repurchase agreements was approximately 3.0% of the value of our collateral, compared to 3.1% as of December 31, 2023.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of June 30, 2024, our unencumbered assets totaled approximately $5.3 billion, or 66% of tangible equity, consisting of $5.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $5.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2023, consisting of $5.1 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of June 30, 2024, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 6% of our tangible stockholders' equity. As of June 30, 2024, 6% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2024, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2024, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2024, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.AGNC.com) and AGNC’s LinkedIn (www.linkedin.com/company/agnc-investment-corp/) and X (www.x.com/AGNCInvestment) accounts to distribute information about the Company. Investors should monitor these channels in addition to our press releases, filings with the U.S. Securities and Exchange Commission (“SEC”), public conference calls and webcasts, as information posted through them may be deemed material. Our website, alerts and social media channels are not incorporated by reference into, and are not a part of, this or any other report filed with or furnished to the SEC. Investors and others may automatically receive emails and information about AGNC when they sign up for investor alerts on the "Investor Resources" tab of the Investor Relations section of our website.

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

We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.1 years as of June 30, 2024, compared to -0.5 years as of December 31, 2023.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2024 and December 31, 2023 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2024 and December 31, 2023.
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

Interest Rate Sensitivity [1,2]
	June 30, 2024		December 31, 2023
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.2%	-2.3%	-0.7%	-7.0%
-50 Basis Points	-0.1%	-0.6%	-0.4%	-3.8%
-25 Basis Points	0.0%	+0.1%	-0.1%	-1.5%
+25 Basis Points	-0.1%	-0.8%	+0.1%	+0.7%
+50 Basis Points	-0.2%	-2.4%	+0.1%	+0.7%
+75 Basis Points	-0.4%	-4.4%	0.0%	0.0%
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
As of June 30, 2024 and December 31, 2023, our investment securities (excluding TBAs) had a weighted average projected CPR of 9.2% and 11.4%, respectively, and a weighted average yield of 4.70% and 4.41%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2024		December 31, 2023
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	14.7%	4.62%	17.8%	4.33%
-50 Basis Points	12.4%	4.64%	15.4%	4.36%
-25 Basis Points	10.5%	4.67%	13.2%	4.39%
Actual as of Period End	9.2%	4.70%	11.4%	4.41%
+25 Basis Points	8.1%	4.71%	9.7%	4.44%
+50 Basis Points	7.5%	4.72%	8.5%	4.46%
+75 Basis Points	7.1%	4.73%	7.7%	4.47%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2024 and December 31, 2023 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.9 and 4.7 years as of June 30, 2024 and December 31, 2023, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2024		December 31, 2023
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+25.2%	+2.3%	+23.1%
-25 Basis Points	+1.2%	+12.6%	+1.2%	+11.6%
-10 Basis Points	+0.5%	+5.0%	+0.5%	+4.6%
+10 Basis Points	-0.5%	-5.0%	-0.5%	-4.6%
+25 Basis Points	-1.2%	-12.6%	-1.2%	-11.6%
+50 Basis Points	-2.5%	-25.2%	-2.3%	-23.1%
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
As of June 30, 2024, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of June 30, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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
†*10    Amended and Restated Employment Agreement dated July 18, 2024 between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057) filed July 19, 2024.
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 18, 2024, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2024

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 5, 2024