Form 10-Q
period 2024-09-30
AGNC Investment Corp.
filed 2024-11-01
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2024 was 885,639,833.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $62,331 and $49,575, respectively)	$67,938	$53,673
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	106	121
Credit risk transfer securities, at fair value (including pledged securities of $588 and $678, respectively)	620	723
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $224 and $262, respectively)	334	351
U.S. Treasury securities, at fair value (including pledged securities of $2,527 and $1,530, respectively)	2,570	1,540
Cash and cash equivalents	507	518
Restricted cash	1,279	1,253
Derivative assets, at fair value	157	185
Receivable for investment securities sold (including pledged securities of $1,612 and $0, respectively)	1,706	—
Receivable under reverse repurchase agreements	13,494	11,618
Goodwill	526	526
Other assets	353	1,088
Total assets	$89,590	$71,596
Liabilities:
Repurchase agreements	$65,979	$50,426
Debt of consolidated variable interest entities, at fair value	69	80
Payable for investment securities purchased	324	210
Derivative liabilities, at fair value	53	362
Dividends payable	134	115
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	13,009	10,894
Other liabilities	366	1,252
Total liabilities	79,934	63,339
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 844.2 and 694.3 shares issued and outstanding, respectively	8	7
Additional paid-in capital	16,746	15,281
Retained deficit	(8,320)	(8,148)
Accumulated other comprehensive loss	(412)	(517)
Total stockholders' equity	9,656	8,257
Total liabilities and stockholders' equity	$89,590	$71,596
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest income	$756	$593	$2,093	$1,401
Interest expense	820	646	2,190	1,621
Net interest income (expense)	(64)	(53)	(97)	(220)
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	106	(534)	(100)	(870)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	1,742	(1,356)	1,010	(1,125)
Gain (loss) on derivative instruments and other investments, net	(1,408)	1,574	6	2,026
Total other gain (loss), net:	440	(316)	916	31
Expenses:
Compensation and benefits	21	14	52	42
Other operating expense	9	9	26	26
Total operating expense	30	23	78	68
Net income (loss)	346	(392)	741	(257)
Dividends on preferred stock	33	31	96	92
Net income (loss) available (attributable) to common stockholders	$313	$(423)	$645	$(349)

Net income (loss)	$346	$(392)	$741	$(257)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	200	(213)	105	(136)
Comprehensive income (loss)	546	(605)	846	(393)
Dividends on preferred stock	33	31	96	92
Comprehensive income (loss) available (attributable) to common stockholders	$513	$(636)	$750	$(485)

Weighted average number of common shares outstanding - basic	807.2	622.0	750.0	600.2
Weighted average number of common shares outstanding - diluted	810.1	622.0	752.3	600.2
Net income (loss) per common share - basic	$0.39	$(0.68)	$0.86	$(0.58)
Net income (loss) per common share - diluted	$0.39	$(0.68)	$0.86	$(0.58)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878
Net loss	—	—	—	—	(392)	—	(392)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(213)	(213)
Stock-based compensation, net	—	—	—	3	—	—	3
Issuance of common stock	—	44.7	—	432	—	—	432
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(227)	—	(227)
Balance, September 30, 2023	$1,634	648.0	$6	$14,901	$(8,283)	$(808)	$7,450

Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652
Net income	—	—	—	—	346	—	346
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	200	200
Stock-based compensation, net	—	—	—	5	—	—	5
Issuance of common stock	—	78.1	—	781	—	—	781
Preferred dividends declared	—	—	—	—	(33)	—	(33)
Common dividends declared	—	—	—	—	(295)	—	(295)
Balance, September 30, 2024	$1,634	844.2	$8	$16,746	$(8,320)	$(412)	$9,656

Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net loss	—	—	—	—	(257)	—	(257)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(136)	(136)
Stock-based compensation, net	—	0.9	—	6	—	—	6
Issuance of common stock	—	72.5	—	709	—	—	709
Preferred dividends declared	—	—	—	—	(92)	—	(92)
Common dividends declared	—	—	—	—	(650)	—	(650)
Balance, September 30, 2023	$1,634	648.0	$6	$14,901	$(8,283)	$(808)	$7,450

Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	741	—	741
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	105	105
Stock-based compensation, net	—	0.9	—	10	—	—	10
Issuance of common stock	—	149.0	1	1,455	—	—	1,456
Preferred dividends declared	—	—	—	—	(96)	—	(96)
Common dividends declared	—	—	—	—	(817)	—	(817)
Balance, September 30, 2024	$1,634	844.2	$8	$16,746	$(8,320)	$(412)	$9,656
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$741	$(257)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	134	185
Stock-based compensation, net	10	6
Loss on sale of investment securities, net	100	870
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,010)	1,125
Gain on derivative instruments and other securities, net	(6)	(2,026)
(Increase) decrease in other assets	735	(75)
Increase (decrease) in other liabilities	(697)	85
Net cash provided by (used in) operating activities	7	(87)
Investing activities:
Purchases of Agency mortgage-backed securities	(28,166)	(27,386)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(222)	(299)
Proceeds from sale of Agency mortgage-backed securities	9,316	5,675
Proceeds from sale of credit risk transfer and non-Agency securities	278	650
Principal collections on Agency mortgage-backed securities	3,854	3,158
Principal collections on credit risk transfer and non-Agency securities	101	56
Payments on U.S. Treasury securities	(16,462)	(24,576)
Proceeds from U.S. Treasury securities	17,010	26,973
Net payments on reverse repurchase agreements	(1,343)	(1,938)
Net proceeds from (payments on) derivative instruments	(461)	1,515
Net cash used in investing activities	(16,095)	(16,172)
Financing activities:
Proceeds from repurchase arrangements	3,980,103	2,590,724
Payments on repurchase agreements	(3,964,550)	(2,574,879)
Payments on debt of consolidated variable interest entities	(12)	(14)
Net proceeds from common stock issuances	1,455	709
Cash dividends paid	(893)	(733)
Net cash provided by financing activities	16,103	15,807
Net change in cash, cash equivalents and restricted cash	15	(452)
Cash, cash equivalents and restricted cash at beginning of period	1,771	2,334
Cash, cash equivalents and restricted cash at end of period	$1,786	$1,882

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$507	$493
Restricted cash	1,279	1,389
Total cash, cash equivalents and restricted cash, end of period	$1,786	$1,882
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of September 30, 2024 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of September 30, 2024 and December 31, 2023, our investment portfolio consisted of $68.9 billion and $54.8 billion investment securities, at fair value, respectively, $4.1 billion and $5.4 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $61 million and $44 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $1 million and $66 million as of September 30, 2024 and December 31, 2023, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of September 30, 2024 and December 31, 2023, our investment securities had a net unamortized premium balance of $0.9 billion and $1.2 billion, respectively.

The following tables summarize our investment securities as of September 30, 2024 and December 31, 2023, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	September 30, 2024		December 31, 2023
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$67,727	$66,668	$55,289	$53,161
Adjustable rate	768	776	293	290
CMO	108	104	127	120
Interest-only and principal-only strips	61	57	67	61
Multifamily	429	439	161	162
Total Agency RMBS	69,093	68,044	55,937	53,794
Non-Agency RMBS [1]	17	15	43	34
CMBS	278	258	303	273
CRT securities	573	620	682	723
Total investment securities	$69,961	$68,937	$56,965	$54,824

	September 30, 2024
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,541	$1,049	$1	$—	$—	$—	$4,591
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	204	66	—	—	—	—	270
Amortized cost	3,744	1,115	1	—	—	—	4,860
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(312)	(100)	—	—	—	—	(412)
Total available-for-sale securities, at fair value	3,432	1,015	1	—	—	—	4,448
Securities remeasured at fair value through earnings:
Par value [2]	34,734	28,811	30	19	285	562	64,441
Unamortized discount	(270)	(208)	(1)	(3)	(8)	(8)	(498)
Unamortized premium	694	443	—	1	1	19	1,158
Amortized cost	35,158	29,046	29	17	278	573	65,101
Gross unrealized gains	405	352	—	—	3	47	807
Gross unrealized losses	(953)	(441)	—	(2)	(23)	—	(1,419)
Total securities remeasured at fair value through earnings	34,610	28,957	29	15	258	620	64,489
Total securities, at fair value	$38,042	$29,972	$30	$15	$258	$620	$68,937
Weighted average coupon as of September 30, 2024 [3]	4.81%	5.13%	4.51%	5.28%	6.68%	11.20%	5.01%
Weighted average yield as of September 30, 2024 [4]	4.44%	4.86%	4.98%	6.69%	7.40%	8.96%	4.68%

	December 31, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,881	$1,152	$1	$—	$—	$—	$5,034
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	227	73	—	—	—	—	300
Amortized cost	4,107	1,225	1	—	—	—	5,333
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(392)	(125)	—	—	—	—	(517)
Total available-for-sale securities, at fair value	3,715	1,100	1	—	—	—	4,816
Securities remeasured at fair value through earnings:
Par value [2]	29,910	19,503	283	44	307	679	50,726
Unamortized discount	(108)	(59)	(3)	(3)	(7)	(9)	(189)
Unamortized premium	702	376	—	2	3	12	1,095
Amortized cost	30,504	19,820	280	43	303	682	51,632
Gross unrealized gains	170	111	1	—	2	41	325
Gross unrealized losses	(1,270)	(638)	—	(9)	(32)	—	(1,949)
Total securities remeasured at fair value through earnings	29,404	19,293	281	34	273	723	50,008
Total securities, at fair value	$33,119	$20,393	$282	$34	$273	$723	$54,824
Weighted average coupon as of December 31, 2023 [3]	4.68%	4.90%	4.94%	4.61%	7.27%	10.45%	4.85%
Weighted average yield as of December 31, 2023 [4]	4.22%	4.53%	5.16%	4.92%	7.04%	8.87%	4.41%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $61 million and $44 million as of September 30, 2024 and December 31, 2023, respectively.
2.Par value excludes interest-only securities. As of September 30, 2024 and December 31, 2023, Agency RMBS interest-only securities had a par value of $319 million and $336 million, respectively, and non-Agency interest-only securities had a par value of $97 million and $98 million, respectively.
3.Weighted average coupon excludes interest-only and principle-only securities. As of September 30, 2024 and December 31, 2023 Agency RMBS interest-only securities have a weighted average coupon of 1.83% and 1.77%, respectively, and non-Agency interest-only securities had a weighted average coupon of 0.81% and 0.71%, respectively.
4.Incorporates a weighted average future constant prepayment rate assumption of 13.2% and 11.4% based on forward rates as of September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2024			December 31, 2023
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$21	$—	$1	$9
AA	9	—	35	—	—	31
A	—	—	29	—	—	25
BBB	8	1	28	144	14	44
BB	75	1	57	137	7	81
B	40	—	36	39	2	55
Not Rated	488	12	52	403	10	28
Total	$620	$15	$258	$723	$34	$273
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $61 million and $44 million as of September 30, 2024 and December 31, 2023, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2024 and December 31, 2023, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 13.2% and 11.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2024 and December 31, 2023 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2024				December 31, 2023
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$6,517	$6,440	6.21%	5.71%	$942	$961	6.57%	5.93%
> 3 years and ≤ 5 years	18,818	18,580	5.83%	5.45%	10,381	10,331	5.94%	5.52%
> 5 years and ≤10 years	40,879	42,219	4.52%	4.17%	40,895	42,988	4.55%	4.10%
> 10 years	2,723	2,722	4.19%	4.70%	2,606	2,685	4.77%	4.63%
Total	$68,937	$69,961	5.01%	4.68%	$54,824	$56,965	4.85%	4.41%
 ________________________________
1.Table excludes other mortgage credit investments of $61 million and $44 million as of September 30, 2024 and December 31, 2023, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024	$—	$—	$4,430	$(412)	$4,430	$(412)
December 31, 2023	$—	$—	$4,797	$(517)	$4,797	$(517)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2024 and 2023 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2024			2023
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(4,805)	$(4,805)	$—	$(3,175)	$(3,175)
Proceeds from investment securities sold [1]	—	4,911	4,911	—	2,641	2,641
Net gain (loss) on sale of investment securities	$—	$106	$106	$—	$(534)	$(534)

Gross gain on sale of investment securities	$—	$106	$106	$—	$4	$4
Gross loss on sale of investment securities	—	—	—	—	(538)	(538)
Net gain (loss) on sale of investment securities	$—	$106	$106	$—	$(534)	$(534)

	Nine Months Ended September 30,
	2024			2023
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(11,400)	$(11,400)	$(418)	$(6,968)	$(7,386)
Proceeds from investment securities sold [1]	—	11,300	11,300	370	6,146	6,516
Net gain (loss) on sale of investment securities	$—	$(100)	$(100)	$(48)	$(822)	$(870)

Gross gain on sale of investment securities	$—	$126	$126	$—	$15	$15
Gross loss on sale of investment securities	—	(226)	(226)	(48)	(837)	(885)
Net gain (loss) on sale of investment securities	$—	$(100)	$(100)	$(48)	$(822)	$(870)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the three and nine months ended September 30, 2024, we received principal repayments on available-for-sale securities of $444 million and $882 million, respectively. During the three and nine months ended September 30, 2023, we received principal repayments on available-for-sale securities of $547 million and $1.1 billion, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2024, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of September 30, 2024 and December 31, 2023, we had $66.0 billion and $50.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024			December 31, 2023
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment securities repo
≤ 1 month	$53,118	5.26%	8	$40,946	5.61%	11
> 1 to ≤ 3 months	9,904	5.08%	51	7,933	5.55%	64
> 3 to ≤ 6 months	377	4.86%	95	—	—%	—
Investment securities repo	63,399	5.23%	15	48,879	5.60%	19
U.S. Treasury repo:
≤ 1 month	2,580	5.06%	1	1,547	5.54%	2
Total	$65,979	5.22%	14	$50,426	5.60%	19
As of September 30, 2024 and December 31, 2023, $31.7 billion and $16.7 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2024, we had $26.7 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 5.15%. As of December 31, 2023, we had $8.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 5.54%. As of September 30, 2024 and December 31, 2023, 50% and 48%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 47% and 43% of our repurchase agreement funding outstanding as of September 30, 2024 and December 31, 2023, respectively.
Reverse Repurchase Agreements
As of September 30, 2024 and December 31, 2023, we had $13.5 billion and $11.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $13.0 billion and $10.9 billion, respectively. As of September 30, 2024 and December 31, 2023, $4.1 billion and $3.1 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2024 and December 31, 2023 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2024	December 31, 2023
Interest rate swaps [1]	Derivative assets, at fair value	$96	$15
Swaptions	Derivative assets, at fair value	2	89
TBA and forward settling non-Agency securities	Derivative assets, at fair value	49	81
U.S. Treasury futures - short	Derivative assets, at fair value	3	—
SOFR futures contracts - long	Derivative assets, at fair value	7	—
Total derivative assets, at fair value		$157	$185

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$(1)
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(48)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(336)
SOFR futures contracts - long	Derivative liabilities, at fair value	(5)	(10)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(53)	$(362)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$2,570	$1,540
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(13,009)	(10,894)
Total U.S. Treasury securities, net at fair value		$(10,439)	$(9,354)
________________________________
1.As of September 30, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $1.4 billion and $2.9 billion, respectively. As of September 30, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net asset (liability) of $(7) million and $(6) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2024 and December 31, 2023 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	September 30, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 years	$7,750	0.13%	4.90%	0.8	$13,750	0.14%	5.37%	0.4
> 1 to ≤ 3 years	11,300	0.22%	4.93%	1.9	15,800	0.17%	5.36%	2.0
> 3 to ≤ 5 years	3,800	0.25%	4.96%	4.2	5,800	0.24%	5.38%	3.9
> 5 to ≤ 7 years	4,150	2.15%	4.94%	6.0	3,900	0.92%	5.37%	6.2
> 7 to ≤ 10 years	12,146	3.51%	4.96%	9.0	5,226	3.06%	5.38%	9.2
Total	$39,146	1.43%	4.94%	4.5	$44,476	0.57%	5.37%	3.0
________________________________
1.As of September 30, 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2023, 80% and 20% of notional amount receive index references SOFR and OIS, respectively.

Receive Fixed / Pay Variable Interest Rate Swaps	September 30, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)
> 1 to ≤ 3 years	$—	—%	—%	0.0	$(1,000)	5.38%	4.65%	1.5
________________________________
1.Pay index references SOFR.

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2023
≤ 1 year	$28	$86	5	$1,250	2.61%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions	Option			Underlying Receiver Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
September 30, 2024
> 1 year ≤ 2 years	$3	$2	15	$150	2.98%	5.0

December 31, 2023
≤ 1 year	$3	$3	24	$150	2.98%	5.0

U.S. Treasury Securities [1]	September 30, 2024			December 31, 2023
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$2,451	$2,464	$2,493	$1,408	$1,419	$1,454
> 5 year ≤ 7 years	(1,635)	(1,633)	(1,470)	(818)	(821)	(703)
> 7 year ≤ 10 years	(9,729)	(9,442)	(9,547)	(8,649)	(8,277)	(8,187)
> 10 years	(1,782)	(1,830)	(1,915)	(1,796)	(1,796)	(1,918)
Total U.S. Treasury securities	$(10,695)	$(10,441)	$(10,439)	$(9,855)	$(9,475)	$(9,354)
________________________________
1.As of September 30, 2024 and December 31, 2023, short U.S. Treasury securities totaling $(13.0) billion and $(10.9) billion, at fair value, respectively, had a weighted average yield of 3.69% and 3.64%, respectively. As of September 30, 2024 and December 31, 2023, long U.S. Treasury securities totaling $2.6 billion and $1.5 billion, at fair value, respectively, had a weighted average yield of 4.06% and 4.39%, respectively.

U.S. Treasury Futures	September 30, 2024				December 31, 2023
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$750	$857	$857	$—	$(2,714)	$(2,961)	$(3,064)	$(103)
> 7 year ≤ 10 years	—	—	—	—	(2,924)	(3,294)	(3,451)	(157)
> 10 years	(791)	(986)	(983)	3	(791)	(913)	(989)	(76)
Total U.S. Treasury futures	$(41)	$(129)	$(126)	$3	$(6,429)	$(7,168)	$(7,504)	$(336)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2024				December 31, 2023
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 5.0%	$—	$—	$—	$—	$90	$89	$91	$2
Total 15-Year TBA securities	—	—	—	—	90	89	91	2
30-Year TBA securities:
≤ 3.0%	(704)	(654)	(642)	12	(29)	(24)	(25)	(1)
3.5%	289	267	268	1	—	—	—	—
4.0%	(116)	(110)	(111)	(1)	—	—	—	—
4.5%	5,461	5,402	5,376	(26)	363	343	352	9
5.0%	3,865	3,841	3,865	24	1,717	1,704	1,704	—
5.5%	(3,902)	(3,950)	(3,948)	2	2,034	2,014	2,047	33
6.0%	(1,253)	(1,268)	(1,280)	(12)	20	10	21	11
≥ 6.5%	524	539	540	1	1,137	1,152	1,164	12
Total 30-Year TBA securities, net	4,164	4,067	4,068	1	5,242	5,199	5,263	64
Total TBA securities, net	$4,164	$4,067	$4,068	$1	$5,332	$5,288	$5,354	$66
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of September 30, 2024 and December 31, 2023, we held SOFR futures contracts with a long notional position of $1.0 billion and $0.9 billion, respectively, measured on a two-year swap equivalent basis, with a net carrying value of $(5) million and $(10) million, respectively.
As of September 30, 2024 and December 31, 2023, we held centrally cleared credit default swaps ("CDS") with a notional value of $96 million and $95 million, respectively, that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in June 2029 and December 2028, respectively. Under the terms of these contracts, we make fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments in the event of qualifying credit events. As of September 30, 2024 and December 31, 2023, the credit default swaps had a market value of $(7) million and $(6) million, respectively, and a carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2024:
TBA securities, net	$5,511	27,804	(29,151)	$4,164	$98
Interest rate swaps - payer	$48,696	25	(9,575)	$39,146	(1,036)
Credit default swaps - buy protection	$(96)	—	—	$(96)	(3)
Receiver swaptions	$(150)	—	—	$(150)	1
U.S. Treasury securities - short position	$(13,999)	(3,983)	4,759	$(13,223)	(509)
U.S. Treasury securities - long position	$2,427	4,349	(4,248)	$2,528	36
U.S. Treasury futures contracts - short position	$(41)	(41)	41	$(41)	(17)
					$(1,430)

Three months ended September 30, 2023:
TBA securities, net	$10,289	35,448	(43,386)	$2,351	$(148)
Interest rate swaps - payer	$48,726	1,920	(5,250)	$45,396	759
Interest rate swaps - receive, net	$(1,000)	—	—	$(1,000)	(6)
Credit default swaps - buy protection	$(710)	(297)	836	$(171)	—
Payer swaptions	$1,600	—	(250)	$1,350	89
U.S. Treasury securities - short position	$(8,627)	(5,668)	4,161	$(10,134)	537
U.S. Treasury securities - long position	$1,543	1,499	(2,782)	$260	(20)
U.S. Treasury futures contracts - short position	$(5,900)	(10,070)	7,001	$(8,969)	412
					$1,623

Nine months ended September 30, 2024:
TBA securities, net	$5,332	89,717	(90,885)	$4,164	$11
Interest rate swaps - payer	$44,476	11,595	(16,925)	$39,146	(199)
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	(6)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	1
U.S. Treasury securities - short position	$(11,347)	(10,247)	8,371	$(13,223)	(8)
U.S. Treasury securities - long position	$1,492	7,690	(6,654)	$2,528	(19)
U.S. Treasury futures contracts - short position	$(6,429)	(4,007)	10,395	$(41)	258
					$62

Nine months ended September 30, 2023:
TBA securities, net	$19,050	138,448	(155,147)	$2,351	$(172)
Interest rate swaps - payer	$47,825	5,396	(7,825)	$45,396	1,387
Interest rate swaps - receive, net	$—	(1,000)	—	$(1,000)	(9)
Credit default swaps - buy protection	$(215)	(1,292)	1,336	$(171)	(8)
Payer swaptions	$3,050	—	(1,700)	$1,350	49
U.S. Treasury securities - short position	$(7,373)	(15,470)	12,709	$(10,134)	614
U.S. Treasury securities - long position	$357	11,786	(11,883)	$260	(75)
U.S. Treasury futures contracts - short position	$(9,213)	(23,185)	23,429	$(8,969)	389
					$2,175

________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of September 30, 2024 and December 31, 2023, we held SOFR futures contracts with a long notional position of $1.0 billion and $0.9 billion, respectively, measured on a two-year swap equivalent basis. For the three and nine months ended September 30, 2024, we recognized a gain of $36 million and $23 million, respectively, and for the three and nine months ended September 30, 2023, we recognized a loss of and $(6) million and $(25) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of September 30, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of September 30, 2024, 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$63,973	$106	$8	$64,087
CRT - fair value	588	—	—	588
Non-Agency - fair value	224	—	—	224
U.S. Treasury securities - fair value	2,560	—	—	2,560
Accrued interest on pledged securities	290	—	—	290
Restricted cash	338	—	941	1,279
Total	$67,973	$106	$949	$69,028

	December 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$49,602	$121	$15	$49,738
CRT - fair value	678	—	—	678
Non-Agency - fair value	262	—	—	262
U.S. Treasury securities - fair value	1,865	—	62	1,927
Accrued interest on pledged securities	217	—	—	217
Restricted cash	9	—	1,244	1,253
Total	$52,633	$121	$1,321	$54,075
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $37 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2024 and December 31, 2023, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2024 and December 31, 2023 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2024			December 31, 2023
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$56,653	$57,151	$251	$43,701	$44,918	$188
> 1 and ≤ 2 months	7,671	7,851	28	2,847	3,069	10
> 2 and ≤ 3 months	2,598	2,697	10	5,524	5,947	19
> 3 months	390	406	1	—	—	—
Total	$67,312	$68,105	$290	$52,072	$53,934	$217
________________________________
1.Includes $37 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2024 and December 31, 2023, respectively.
2.Excludes $33 million and $397 million of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2024 and December 31, 2023, respectively.
Assets Pledged from Counterparties
As of September 30, 2024 and December 31, 2023, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2024				December 31, 2023
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$30	$30	$—	$—	$—	$—
U.S. Treasury securities - fair value	13,334	—	—	13,334	11,667	—	306	11,973
Cash	—	2	21	23	—	89	49	138
Total	$13,334	$2	$51	$13,387	$11,667	$89	$355	$12,111

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2024
Interest rate swap and swaption agreements, at fair value [1]	$97	$—	$97	$—	$(2)	$95
TBA securities, at fair value [1]	50	—	50	(48)	(2)	—
Receivable under reverse repurchase agreements	13,494	—	13,494	(10,756)	(2,738)	—
Total	$13,641	$—	$13,641	$(10,804)	$(2,742)	$95

December 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(89)	$15
TBA securities, at fair value [1]	80	—	80	(15)	(65)	—
Receivable under reverse repurchase agreements	11,618	—	11,618	(8,433)	(3,181)	4
Total	$11,802	$—	$11,802	$(8,448)	$(3,335)	$19

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2024
TBA securities, at fair value [1]	$48	$—	$48	$(48)	$—	$—
Repurchase agreements	65,979	—	65,979	(10,756)	(55,223)	—
Total	$66,027	$—	$66,027	$(10,804)	$(55,223)	$—

December 31, 2023
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	50,426	—	50,426	(8,433)	(41,993)	—
Total	$50,441	$—	$50,441	$(8,448)	$(41,993)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2024 and December 31, 2023, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$67,938	$—	$—	$53,673	$—
Agency securities transferred to consolidated VIEs	—	106	—	—	121	—
Credit risk transfer securities	—	620	—	—	723	—
Non-Agency securities	—	273	—	—	307	—
U.S. Treasury securities	2,570	—	—	1,540	—	—
Interest rate swaps [1]	—	96	—	—	15	—
Swaptions	—	2	—	—	89	—
TBA securities	—	49	—	—	81	—
SOFR Futures	7	—	—	—	—	—
U.S. Treasury futures	3	—	—	—	—	—
Total	$2,580	$69,084	$—	$1,540	$55,009	$—
Liabilities:
Debt of consolidated VIEs	$—	$69	$—	$—	$80	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	13,009	—	—	10,894	—	—
Interest rate swaps [1]	—	—	—	—	1	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	48	—	—	15	—
U.S. Treasury futures	—	—	—	336	—	—
SOFR Futures	5	—	—	10	—	—
Total	$13,014	$117	$—	$11,240	$96	$—
________________________________
1.As of September 30, 2024 and December 31, 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $1.4 billion and $2.9 billion, respectively, based on "Level 2" inputs. As of September 30, 2024 and December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net asset (liability) of $(7) million and $(6) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of September 30, 2024 and December 31, 2023, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of September 30, 2024 and December 31, 2023, the carrying value of other mortgage credit investments reported under the equity method of accounting was $61 million and $44 million, respectively.

Note 8. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing (i) net income (loss) available (attributable) to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time- and performance-based restricted stock units ("RSUs") that were outstanding during the period, which were granted under our long-term incentive program to employees and non-employee members of the Board of Directors. Diluted net income (loss) per common share assumes the issuance of all potential common stock equivalents unless doing so would reduce a loss or increase income per common share. Our potential common stock equivalents consist of unvested time- and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of common shares issued and outstanding	805.0	620.2	747.9	598.4
Weighted average number of fully vested restricted stock units outstanding	2.2	1.8	2.1	1.8
Weighted average number of common shares outstanding - basic	807.2	622.0	750.0	600.2
Weighted average number of dilutive unvested restricted stock units outstanding	2.9	—	2.3	—
Weighted average number of common shares outstanding - diluted	810.1	622.0	752.3	600.2
Net income (loss) available (attributable) to common stockholders	$313	$(423)	$645	$(349)
Net income (loss) per common share - basic	$0.39	$(0.68)	$0.86	$(0.58)
Net income (loss) per common share - diluted	$0.39	$(0.68)	$0.86	$(0.58)
For the three and nine months ended September 30, 2023, 1.3 million and 1.1 million, respectively, of potentially dilutive unvested time- and performance-based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because including them would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2024 and December 31, 2023, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of September 30, 2024 and December 31, 2023, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2024 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.65872%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	9.87972%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C and D per annum dividend rates represent the rates in effect as of September 30, 2024.
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and nine months ended September 30, 2024, we sold 78.1 million and 149.0 million shares, respectively, of our common stock under the sales agreements for proceeds of $781 million and $1,456 million, respectively, or $10.00 and $9.78 per common share, respectively, net of offering costs. As of September 30, 2024, shares of our common stock with an aggregate offering price of $189 million remained authorized for issuance under this program through December 31, 2025. See Note 10. Subsequent Events for additional information regarding our At-the-Market Offering Program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2024	2023	2024	2023
Beginning Balance	$(612)	$(595)	$(517)	$(672)
OCI before reclassifications	200	(213)	105	(184)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—	—	48
Ending Balance	$(412)	$(808)	$(412)	$(808)

Note 10. Subsequent Events
At-the-Market Offering Program
During October 2024, we entered into amendments to the agreements with the sales agents that govern our At-the-Market Offering Program (see Note 9. Stockholders' Equity). Pursuant to these amendments and the prospectus supplement filed in connection with the amendments, we may publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock of $1.5 billion from and after the date of the amendment through December 31, 2025.
Common Stock Repurchase Program
We have maintained a stock repurchase plan that enables us to repurchase shares of our common stock from time to time. We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of tangible net book value per common share. Our existing stock repurchase plan, which had $1 billion in remaining capacity, was due to expire on December 31, 2024. During October 2024, our Board of Directors terminated this stock repurchase plan and replaced it with a new plan authorizing us to repurchase up to $1 billion of common stock through December 31, 2026. Under the new plan, we may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Our stock repurchase program may be limited or terminated at any time without prior notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2024. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
The favorable investment environment, characterized by Agency mortgage spreads to benchmark interest rates that remained materially wider than historical norms and within a relatively narrow trading range, declining interest rate volatility, and the emerging accommodative monetary policy stance by the Federal Reserve (the "Fed"), continued to strengthen in the third quarter of 2024. The shift in monetary policy was further supported by the Fed's initial rate cut in September, which was larger than many expected. More importantly, the September rate cut marked the end of an extended period of monetary policy restraint, with the Fed communicating its intention to lower short-term rates to a neutral level over time. As a result, Treasury rates declined across the yield curve, and the yield curve ended the quarter with a positive slope for the first time in two years.
Against this favorable backdrop, AGNC generated an economic return on tangible common equity per share of 9.3% for the third quarter, comprised of $0.36 of dividends per common share and a $0.42, or 5%, increase in tangible net book value per common share, bringing our year-to-date economic return through September 30, 2024 to 13.8% per common share. Consistent with Agency RMBS spreads trading in a relatively narrow range, our year-to-date economic return consisted of a modest increase in our tangible net book value per common share of 1.4% and a $1.08 of dividends per common share.
Looking ahead, the outlook for Agency RMBS is decidedly better today than it was in 2022 and 2023 given the current economic outlook, the stance of the Fed, and our expectation that long-term interest rates and Agency RMBS spreads will remain relatively stable. While the path of financial markets is never perfectly smooth and periods of volatility are inevitable, our view is based, in part, on our belief that the supply and demand dynamics for Agency RMBS will remain in reasonable balance. Given the recent modest decline in mortgage rates during the third quarter, it is possible that the supply of Agency

RMBS will increase somewhat over the intermediate term. On the demand side, however, accommodative monetary policy, a steeper yield curve, historically large money market mutual fund balances, and the potential for less onerous bank capital reforms than originally proposed suggest that demand for high-quality fixed income assets is likely to increase as the Fed reduces short-term interest rates.
Agency RMBS performance during the third quarter varied considerably by coupon and hedge composition, with lower coupon RMBS outperforming higher coupons, driven by favorable technical factors and strong demand from fixed income bond funds. Our performance benefited from having a diversified mix of assets as well as a meaningful share of longer-term US Treasury-based hedges. During the quarter, we reduced our swap-based hedges and increased our allocation to Treasury-based hedges. Additionally, we expanded our use of longer-term hedges in response to the shift in monetary policy and our expectations for further yield curve steepening. Consistent with our transition toward longer-term hedges, our overall interest rate hedge position declined to 72% of the outstanding balance of our Investment Securities Repo, TBA position, and other debt by the end of the quarter, down from 98% as of the second quarter.
The weighted average coupon on our fixed-rate Agency RMBS and TBA securities decreased to 4.90% as of the end of the third quarter, from 4.95% at the end of the second quarter. Consistent with the decline in interest rates during the third quarter, the average projected life CPR for our portfolio increased 4.0% to 13.2%. Actual CPRs for the third quarter averaged 7.3%, up slightly from 7.1% in the second quarter.
Our "at risk" leverage decreased modestly to 7.2x tangible stockholders’ equity at the end of the quarter, from 7.4x as of June 30, 2024. Additionally, we concluded the quarter with $6.2 billion in cash and unencumbered Agency RMBS, or 68% of our tangible equity, up from $5.3 billion, or 65% of our tangible equity, at the end of the second quarter.
Net spread and dollar roll income per diluted common share (a non-GAAP measure) declined by $0.10 to $0.43 per share in the third quarter, driven by a reduction in our net interest rate spread, which narrowed by 48 basis points to 221 basis points. Approximately half of the decline in our net interest spread was due to the maturity of $6.5 billion of low-cost pay-fixed interest rate swaps during the quarter. No additional swaps are scheduled to mature until the second quarter of 2025. The remaining decline was largely due to our decision to further reduce our swap-based hedges in favor of Treasury-based hedges, which are not reflected in our reported net interest spread.
During the third quarter, we issued $781 million of common equity through our At-the-Market ("ATM") offering program, bringing our year-to-date issuances to $1.46 billion. The significant increase in ATM issuances during the third quarter was aligned with the substantial price-to-book premium of our common stock and contributed to meaningful book value accretion for our common stockholders. Additionally, the positive investment environment provided a favorable backdrop for deploying this new capital.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Sept. 30, 2024 vs June 30, 2024		Sept. 30, 2024 vs Dec. 31, 2023
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.50%	5.50%	5.50%	5.50%	5.00%	-50	bps	-50	bps
SOFR:
SOFR Rate	5.31%	5.38%	5.34%	5.33%	4.96%	-37	bps	-42	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.97%	4.07%	4.55%	4.61%	3.44%	-117	bps	-63	bps
5-Year Swap	4.38%	3.53%	3.98%	4.10%	3.25%	-85	bps	-28	bps
10-Year Swap	4.27%	3.47%	3.84%	3.98%	3.32%	-66	bps	-15	bps
30-Year Swap	4.01%	3.32%	3.62%	3.76%	3.30%	-46	bps	-2	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	5.05%	4.25%	4.62%	4.76%	3.64%	-112	bps	-61	bps
5-Year U.S. Treasury	4.61%	3.85%	4.21%	4.38%	3.56%	-82	bps	-29	bps
10-Year U.S. Treasury	4.57%	3.88%	4.20%	4.40%	3.78%	-62	bps	-10	bps
30-Year U.S. Treasury	4.70%	4.03%	4.34%	4.56%	4.12%	-44	bps	+9	bps
30-Year Fixed Rate Agency Price:
2.5%	$79.39	$85.24	$82.77	$81.87	$86.22	+$4.35		+$0.98
3.0%	$82.75	$88.58	$86.16	$85.26	$89.68	+$4.42		+$1.10
3.5%	$86.02	$91.86	$89.61	$88.67	$93.09	+$4.42		+$1.23
4.0%	$89.09	$94.69	$92.74	$91.68	$95.98	+$4.30		+$1.29
4.5%	$91.85	$97.04	$95.34	$94.45	$98.27	+$3.82		+$1.23
5.0%	$94.39	$99.04	$97.70	$96.81	$99.90	+$3.09		+$0.86
5.5%	$96.68	$100.56	$99.58	$98.76	$101.15	+$2.39		+$0.59
6.0%	$98.74	$101.63	$100.98	$100.39	$102.19	+$1.80		+$0.56
6.5%	$100.52	$102.51	$102.21	$101.88	$103.10	+$1.22		+$0.59
15-Year Fixed Rate Agency Price:
1.5%	$83.27	$86.86	$86.69	$85.61	$89.16	+$3.55		+$2.30
2.0%	$85.81	$89.47	$88.71	$88.00	$91.41	+$3.41		+$1.94
2.5%	$88.21	$92.14	$91.07	$90.44	$93.68	+$3.24		+$1.54
3.0%	$90.54	$94.30	$93.17	$92.61	$95.82	+$3.21		+$1.52
3.5%	$92.52	$96.39	$95.13	$94.61	$97.88	+$3.27		+$1.49
4.0%	$94.42	$98.10	$96.95	$96.24	$99.28	+$3.04		+$1.18
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2023	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Sept. 30, 2024 vs June 30, 2024		Sept. 30, 2024 vs Dec. 31, 2023
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	175	140	139	149	140	-9		—
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	179	137	140	147	118	-29		-19
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	177	139	139	149	129	-20		-10
30-Year Agency Current Coupon Yield	6.36%	5.25%	5.60%	5.87%	4.96%	-91	bps	-29	bps
30-Year Mortgage Rate	7.41%	6.56%	6.74%	6.94%	6.14%	-80	bps	-42	bps
Credit Spread (in bps): [2]
CRT M2	252	206	182	166	159	-7		-47
CMBS AAA	137	118	88	100	91	-9		-27
CDX IG	74	56	51	54	53	-1		-3
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of September 30, 2024 and December 31, 2023, our investment portfolio totaled $73.1 billion and $60.2 billion, respectively, consisting of: $68.0 billion and $53.8 billion Agency RMBS, at fair value, respectively; $4.1 billion and $5.4 billion net TBA securities, at fair value, respectively; $0.9 billion and $1.0 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $61 million and $44 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024				December 31, 2023
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$105	$101	2.72%	—%	$759	$718	3.25%	1%
15-year TBA securities	—	—	—%	—%	89	91	5.00%	—%
Total ≤ 15-year	105	101	2.72%	—%	848	809	3.44%	1%
20-year RMBS	593	537	3.11%	1%	872	768	2.82%	1%
30-year:
30-year RMBS	67,029	66,030	4.98%	90%	53,658	51,675	4.82%	86%
30-year TBA securities, net [2]	4,067	4,068	3.99%	6%	5,199	5,263	5.50%	9%
Total 30-year	71,096	70,098	4.92%	96%	58,857	56,938	4.88%	95%
Total fixed rate Agency RMBS and TBA securities	71,794	70,736	4.90%	97%	60,577	58,515	4.83%	97%
Adjustable rate Agency RMBS	768	776	4.80%	1%	293	290	4.67%	—%
Multifamily	429	439	4.64%	1%	161	162	4.47%	—%
CMO Agency RMBS:
CMO	108	104	3.32%	—%	127	120	3.28%	—%
Interest-only strips	35	33	1.83%	—%	40	35	1.77%	—%
Principal-only strips	26	24	—%	—%	27	26	—%	—%
Total CMO Agency RMBS [3]	169	161	3.32%	—%	194	181	3.28%	1%
Total Agency RMBS and TBA securities [3]	73,160	72,112	4.90%	99%	61,225	59,148	4.83%	98%
Non-Agency RMBS [1,3]	17	15	5.28%	—%	43	34	4.61%	—%
CMBS [3]	278	258	6.68%	—%	303	273	7.27%	—%
CRT	573	620	11.20%	1%	682	723	10.45%	1%
Total investment securities [3]	$74,028	$73,005	4.95%	100%	$62,253	$60,178	4.90%	100%
________________________________
1.Table excludes other mortgage credit investments of $61 million and $44 million as of September 30, 2024 and December 31, 2023, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2024 and December 31, 2023, our TBA securities had a net carrying value of $1 million and $66 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of September 30, 2024 and December 31, 2023, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.68% and 4.41%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2024 and December 31, 2023 (dollars in millions):

	September 30, 2024
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	36	36	33	100%	2.00%	102.6%	1.33%	45	9%
2.5%	13	13	13	100%	2.50%	99.4%	2.80%	139	15%
3.0%	38	38	37	100%	3.00%	100.9%	2.39%	133	14%
3.5%	10	10	10	100%	3.50%	101.3%	2.61%	134	15%
4.0%	7	7	7	8%	4.00%	101.3%	1.94%	162	31%
≥ 4.5%	1	1	1	100%	4.51%	101.2%	2.71%	162	28%
Total ≤ 15-year	105	105	101	94%	2.72%	101.4%	2.07%	106	14%
20-year:
2.5%	315	329	285	—%	2.50%	104.5%	1.73%	51	5%
3.0%	24	25	23	97%	3.00%	103.5%	2.28%	62	8%
3.5%	102	104	100	79%	3.50%	101.7%	2.97%	133	9%
4.0%	60	62	59	92%	4.00%	103.7%	3.08%	90	9%
≥ 4.5%	69	73	70	96%	4.56%	104.8%	3.29%	89	11%
Total 20-year:	570	593	537	41%	3.11%	103.9%	2.30%	75	7%
30-year:
≤ 3.0%	4,294	4,187	3,717	71%	2.43%	96.9%	2.91%	39	6%
3.5%	5,331	5,515	5,056	81%	3.50%	104.1%	2.83%	106	7%
4.0%	6,390	6,694	6,240	86%	4.00%	104.6%	3.22%	84	8%
4.5%	12,526	12,630	12,393	30%	4.50%	102.3%	4.07%	46	8%
5.0%	11,495	11,471	11,554	34%	5.00%	100.0%	4.98%	22	9%
5.5%	13,219	13,273	13,492	41%	5.50%	100.6%	5.34%	14	14%
6.0%	12,461	12,623	12,856	34%	6.00%	101.3%	5.58%	13	21%
≥ 6.5%	4,588	4,703	4,790	39%	6.51%	102.4%	5.70%	12	22%
Total 30-year	70,304	71,096	70,098	45%	4.92%	101.3%	4.65%	34	13%
Total fixed rate	$70,979	$71,794	$70,736	45%	4.90%	101.4%	4.62%	35	13%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2024, lower balance specified pools had a weighted average original loan balance of $188,000 and $147,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2024.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2024 and December 31, 2023, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 and condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2024 and 2023 (in millions, except per share amounts):

	September 30,	December 31,
Balance Sheet Data	2024	2023
	(Unaudited)
Investment securities, at fair value of $68,937 and $54,824, respectively, and other mortgage credit investments	$68,998	$54,868
Total assets	$89,590	$71,596
Repurchase agreements and other debt	$66,048	$50,506
Total liabilities	$79,934	$63,339
Total stockholders' equity	$9,656	$8,257
Net book value per common share [1]	$9.44	$9.46
Tangible net book value per common share [2]	$8.82	$8.70

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2024	2023	2024	2023
Interest income	$756	$593	$2,093	$1,401
Interest expense	820	646	2,190	1,621
Net interest income (expense)	(64)	(53)	(97)	(220)
Other gain (loss), net	440	(316)	916	31
Operating expenses	30	23	78	68
Net income (loss)	346	(392)	741	(257)
Dividends on preferred stock	33	31	96	92
Net income (loss) available (attributable) to common stockholders	$313	$(423)	$645	$(349)

Net income (loss)	$346	$(392)	$741	$(257)
Other comprehensive income (loss), net	200	(213)	105	(136)
Comprehensive income (loss)	546	(605)	846	(393)
Dividends on preferred stock	33	31	96	92
Comprehensive income (loss) available (attributable) to common stockholders	$513	$(636)	$750	$(485)

Weighted average number of common shares outstanding - basic	807.2	622.0	750.0	600.2
Weighted average number of common shares outstanding - diluted	810.1	622.0	752.3	600.2
Net income (loss) per common share - basic	$0.39	$(0.68)	$0.86	$(0.58)
Net income (loss) per common share - diluted	$0.39	$(0.68)	$0.86	$(0.58)
Comprehensive income (loss) per common share - basic	$0.64	$(1.02)	$1.00	$(0.81)
Comprehensive income (loss) per common share - diluted	$0.63	$(1.02)	$1.00	$(0.81)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2024	2023	2024	2023
Average investment securities - at par	$65,748	$54,387	$59,756	$49,491
Average investment securities - at cost	$66,674	$55,665	$60,842	$50,921
Average net TBA dollar roll position - at cost	$2,650	$7,340	$5,206	$11,687
Average total assets - at fair value	$84,245	$65,025	$76,291	$61,964
Average repurchase agreements and other debt outstanding [3]	$59,322	$47,073	$52,969	$42,841
Average stockholders' equity [4]	$9,151	$7,758	$8,661	$7,843
Average tangible net book value "at risk" leverage [5]	7.2:1	7.5:1	7.2:1	7.5:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.2:1	7.9:1	7.2:1	7.9:1
Economic return on tangible common equity [7]	9.3%	(10.1)%	13.8%	(6.9)%
Expenses % of average total assets - annualized	0.14%	0.14%	0.14%	0.15%
Expenses % of average assets, including average net TBA position - annualized	0.14%	0.13%	0.13%	0.12%
Expenses % of average stockholders' equity - annualized	1.31%	1.19%	1.20%	1.16%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2024 and 2023, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$825	5.02%	$613	4.51%	$2,227	4.97%	$1,586	4.27%
Net premium amortization benefit (cost)	(69)	(0.48)%	(20)	(0.25)%	(134)	(0.38)%	(185)	(0.60)%
Interest income (GAAP measure)	756	4.54%	593	4.26%	2,093	4.59%	1,401	3.67%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	24	0.14%	(31)	(0.22)%	—	—%	27	0.07%
Interest income, excluding "catch-up" premium amortization	780	4.68%	562	4.04%	2,093	4.59%	1,428	3.74%
TBA dollar roll income - implied interest income [1,2]	39	5.82%	99	5.40%	216	5.51%	448	5.12%
Economic interest income (non-GAAP measure) [3]	$819	4.73%	$661	4.20%	$2,309	4.66%	$1,876	4.00%

Weighted average actual portfolio CPR for investment securities held during the period	7.3%		7.1%		6.7%		6.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	13.2%		8.3%		13.2%		8.3%
30-year fixed rate mortgage rate as of period end [4]	6.14%		7.41%		6.14%		7.41%
10-year U.S. Treasury rate as of period end [4]	3.78%		4.57%		3.78%		4.57%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2024 vs. September 30, 2023
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$163	$117	$46
Estimated "catch-up" premium amortization due to change in CPR forecast	55	—	55
Interest income, excluding "catch-up" premium amortization	218	117	101
TBA dollar roll income - implied interest income	(60)	(63)	3
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$158	$54	$104

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$692	$273	$419
Estimated "catch-up" premium amortization due to change in CPR forecast	(27)	—	(27)
Interest income, excluding "catch-up" premium amortization	665	273	392
TBA dollar roll income - implied interest income	(232)	(248)	16
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$433	$25	$408
Our average investment portfolio (at cost), inclusive of TBAs, increased 10% and 5% for the three and nine months ended September 30, 2024, respectively, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 53 and 66 basis points for the three and nine months ended September 30, 2024, respectively, largely as a result of shifting our asset portfolio from TBA and lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2024	$59,322	$64,585	$63,468	$2,650	$4,067	7.2:1	7.2:1
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2024 and 2023 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$820	5.41%	$646	5.37%	$2,190	5.43%	$1,621	4.99%
TBA dollar roll income - implied interest expense [2,3]	35	5.10%	99	5.28%	207	5.20%	424	4.79%
Economic interest expense - before interest rate swap periodic income, net [4]	855	5.40%	745	5.36%	2,397	5.41%	2,045	4.95%
Interest rate swap periodic income, net [2,5]	(456)	(2.88)%	(583)	(4.19)%	(1,486)	(3.36)%	(1,654)	(4.00)%
Total economic interest expense (non-GAAP measure)	$399	2.52%	$162	1.17%	$911	2.05%	$391	0.95%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2024 vs. September 30, 2023
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$174	$168	$6
TBA dollar roll income - implied interest expense	(64)	(63)	(1)
Interest rate swap periodic income/cost	127	25	102
Total change in economic interest expense	$237	$130	$107

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$569	$389	$180
TBA dollar roll income - implied interest benefit/expense	(217)	(234)	17
Interest rate swap periodic income/cost	168	117	51
Total change in economic interest benefit/expense	$520	$272	$248
Our average mortgage borrowings, inclusive of TBAs, increased 14% and 7% for the three and nine months ended September 30, 2024, respectively, consistent with the increase in our investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap periodic income, increased 4 and 46 basis points for the three and nine months ended September 30, 2024, respectively, due to higher short-term interest rates.
Interest rate swap periodic income declined for the three and nine months ended September 30, 2024 primarily due to higher pay rates on our pay-fixed swaps largely driven by the maturity of low cost interest swaps. The following is a summary of our average interest rate swaps outstanding and their average pay and receive rates for the three and nine months ended September 30, 2024 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2024	2023	2024	2023
Average investment securities repo and other debt outstanding	$59,322	$47,073	$52,969	$42,841
Average net TBA dollar roll position outstanding - at cost	$2,650	$7,340	$5,206	$11,687
Average mortgage borrowings outstanding	$61,972	$54,413	$58,175	$54,528
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$44,781	$46,808	$44,650	$48,153
Ratio of average interest rate swaps to mortgage borrowings outstanding	72%	86%	77%	88%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.38%	0.64%	1.13%	0.51%
Average interest rate swap receive-floating rate	(5.36)%	(5.51)%	(5.50)%	(5.04)%
Average interest rate swap net pay/(receive) rate	(3.98)%	(4.87)%	(4.37)%	(4.53)%
For the three and nine months ended September 30, 2024, we had an average forward starting net pay-fixed rate swap balance of $1 million and $474 million, respectively. For the three and nine months ended September 30, 2023, we had an average forward starting net pay and (receive) fixed rate swap balance of $(928) million and $(294) million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2024	2023	2024	2023
Average asset yield	4.73%	4.20%	4.66%	4.00%
Average aggregate cost of funds	(2.52)%	(1.17)%	(2.05)%	(0.95)%
Average net interest spread	2.21%	3.03%	2.61%	3.05%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2024 and 2023 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Comprehensive income (loss) available (attributable) to common stockholders	$513	$(636)	$750	$(485)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	(106)	534	100	870
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,742)	1,356	(1,010)	1,125
(Gain) loss on derivative instruments and other securities, net	1,408	(1,574)	(6)	(2,026)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(200)	213	(105)	136
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	24	(31)	—	27
TBA dollar roll income, net [2]	4	—	9	24
Interest rate swap periodic income (cost), net [2]	456	583	1,486	1,654
Other interest income (expense), net [2,3]	(12)	(42)	(79)	(111)
Net spread and dollar roll income available to common stockholders (non-GAAP measure) [4]	345	403	1,145	1,214

Weighted average number of common shares outstanding - basic	807.2	622.0	750.0	600.2
Weighted average number of common shares outstanding - diluted	810.1	623.3	752.3	601.3
Net spread and dollar roll income per common share - basic	$0.43	$0.65	$1.53	$2.02
Net spread and dollar roll income per common share - diluted	$0.43	$0.65	$1.52	$2.02
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2024	2023	2024	2023
Gain (loss) on sale of investment securities, net	$106	$(534)	$(100)	$(870)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	1,742	(1,356)	1,010	(1,125)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	200	(213)	105	(136)
Total gain (loss) on investment securities, net	$2,048	$(2,103)	$1,015	$(2,131)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
TBA securities, dollar roll income	$4	$—	$9	$24
TBA securities, mark-to-market gain (loss)	94	(148)	2	(196)
Interest rate swaps, periodic income	456	583	1,486	1,654
Interest rate swaps, mark-to-market gain (loss)	(1,492)	170	(1,694)	(276)
Credit default swaps - buy protection	(3)	—	(6)	(8)
Payer swaptions	—	89	33	49
U.S. Treasury securities - short position	(509)	537	(8)	614
U.S. Treasury securities - long position	36	(20)	(19)	(75)
U.S. Treasury futures contracts - short position	(17)	412	258	389
SOFR futures contracts - long position	36	(6)	23	(25)
Other interest income (expense)	(12)	(42)	(79)	(110)
Other gain (loss)	(1)	(1)	1	(14)
Total gain (loss) on derivative instruments and other securities, net	$(1,408)	$1,574	$6	$2,026
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.2x and 7.0x as of September 30, 2024 and December 31, 2023, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2024 and December 31, 2023 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2024		December 31, 2023
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$63,399	94%	$48,879	90%
Debt of consolidated variable interest entities, at fair value	69	—%	80	—%
Total debt	63,468	94%	48,959	90%
TBA and forward settling non-Agency securities, at cost	4,067	6%	5,288	10%
Total mortgage borrowings	$67,535	100%	$54,247	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $2.6 billion and $1.5 billion as of September 30, 2024 and December 31, 2023, respectively.
2.As of September 30, 2024 and December 31, 2023, 47% and 43%, respectively, of our total repurchase agreements, including 49% and 45% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of September 30, 2024, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of September 30, 2024, approximately 6% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 14% as of September 30, 2024.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the nine months ended September 30, 2024, haircuts on our repo funding arrangements remained stable. As of September 30, 2024, the weighted average haircut on our repurchase agreements was approximately 2.9% of the value of our collateral, compared to 3.1% as of December 31, 2023.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of September 30, 2024, our unencumbered assets totaled approximately $6.3 billion, or 69% of tangible equity, consisting of $6.2 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $5.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2023, consisting of $5.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of September 30, 2024, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing 5% of our tangible stockholders' equity. As of September 30, 2024, 7% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2024, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board of Directors, which as of the end of the third quarter had $1 billion in remaining capacity and was set to expire on December 31, 2024. Please refer to Notes 9 and 10 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions and additional information about amendments to our At-the-Market Offering Program and the reauthorization of our stock repurchase plan through December 31, 2026.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2024, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2024, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.2 years as of September 30, 2024, compared to -0.5 years as of December 31, 2023.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2024 and December 31, 2023 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2024 and December 31, 2023.
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

Interest Rate Sensitivity [1,2]
	September 30, 2024		December 31, 2023
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.3%	-2.4%	-0.7%	-7.0%
-50 Basis Points	-0.1%	-0.6%	-0.4%	-3.8%
-25 Basis Points	0.0%	+0.2%	-0.1%	-1.5%
+25 Basis Points	-0.1%	-1.1%	+0.1%	+0.7%
+50 Basis Points	-0.3%	-3.1%	+0.1%	+0.7%
+75 Basis Points	-0.6%	-5.9%	0.0%	0.0%
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
As of September 30, 2024 and December 31, 2023, our investment securities (excluding TBAs) had a weighted average projected CPR of 13.2% and 11.4%, respectively, and a weighted average yield of 4.68% and 4.41%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2024		December 31, 2023
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	22.6%	4.54%	17.8%	4.33%
-50 Basis Points	19.1%	4.58%	15.4%	4.36%
-25 Basis Points	15.9%	4.63%	13.2%	4.39%
Actual as of Period End	13.2%	4.68%	11.4%	4.41%
+25 Basis Points	10.7%	4.71%	9.7%	4.44%
+50 Basis Points	9.0%	4.74%	8.5%	4.46%
+75 Basis Points	7.9%	4.77%	7.7%	4.47%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2024 and December 31, 2023 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.6 and 4.7 years as of September 30, 2024 and December 31, 2023, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2024		December 31, 2023
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.3%	+22.4%	+2.3%	+23.1%
-25 Basis Points	+1.1%	+11.2%	+1.2%	+11.6%
-10 Basis Points	+0.5%	+4.5%	+0.5%	+4.6%
+10 Basis Points	-0.5%	-4.5%	-0.5%	-4.6%
+25 Basis Points	-1.1%	-11.2%	-1.2%	-11.6%
+50 Basis Points	-2.3%	-22.4%	-2.3%	-23.1%

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
As of September 30, 2024, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of September 30, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408), except as follows:
On August 27, 2024, Peter Federico, our President and Chief Executive Officer and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 145,000 shares of our common stock. The trading arrangement will expire on August 20, 2025 or earlier if all transactions under the trading arrangement are completed.
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
*14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 18, 2024, incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-34057) filed August 5, 2024.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	November 1, 2024

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 1, 2024