Form 10-K
period 2024-12-31
AGNC Investment Corp.
filed 2025-02-21
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $6.7 billion based upon the closing price of the Registrant's common stock of $9.54 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2025 was 900,421,216.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
•qualify as a REIT; and
•remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
Targeted Investments
Asset selection is a central component of our overall investment approach. Our investments consist predominantly of Agency RMBS which, in addition to carrying a GSE or U.S. Government guarantee against loss of principal, are considered a cornerstone of the U.S. financial system. The $8 trillion Agency market plays a vital role in providing liquidity to homeowners and prospective homeowners to purchase or refinance homes.
Our team of investment professionals has decades of experience investing in Agency RMBS. Our asset selection process involves assessing relative risk-return profiles against the backdrop of broader market conditions. Utilizing sophisticated modeling techniques, we identify assets with favorable underlying loan characteristics with the objective of optimizing returns over the life of the investment.
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
Our hedging strategies are generally not designed to protect our net book value from spread risk, which as a levered investor in mortgage-backed securities is the inherent risk we take that the spread between the market yield on our investments and the benchmark interest rates linked to our interest rate hedges fluctuates. In addition, although we attempt to protect our net book value against moves in interest rates, we may not fully hedge against interest rate, prepayment and extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status. Our risk management actions may lower our earnings and dividends in the short-term to further our objective of preserving our net book value and maintaining attractive levels of earnings and dividends over the long-term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller interest rate changes. For additional explanation of our market risks please refer to Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures about Market Risk within this Form 10-K.
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
A failure to satisfy the income or asset tests would not immediately cause us to lose our REIT qualification; rather, we could retain our REIT qualification if we were able to satisfy certain relief provisions and pay any applicable penalty taxes and other fines, or, in the case of a failure to satisfy the asset test, eliminate the discrepancy within a 30-day cure period. Please also refer to the Risks Related to Our Taxation as a REIT in Item 1A. Risk Factors of this Form 10-K for further discussion of REIT qualification requirements and related items.
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
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2024, our workforce consisted of 53 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our low voluntary employee turnover, which averaged less than 1 employee per year the past three years, and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees and we greatly value their input. To foster this, we regularly engage with our employees in a variety of ways through direct interaction with each member of our staff, periodic anonymous employee surveys and regular town hall meetings. Our anonymous employee surveys provide important information about their job satisfaction, engagement, and specific concerns. Results consistently reflect high levels of employee satisfaction, including in areas of leadership, benefits, engagement, training, and development. To encourage candid feedback, we partner with outside vendors who analyze survey results and provide verbatim comments on an anonymous basis. In recognition of these efforts, AGNC was recertified as a Great Place to Work™ in 2023 based entirely on employee feedback. In 2024, Fortune named AGNC one of the Best Small WorkplacesTM, recognizing our commitment to creating a best-in-class employee experience. Our Board of Directors (our "Board") and management use survey results and regular direct feedback from employees in making adjustments to our work environment and benefits package.
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
Employee Development
We have a number of policies and programs to further the professional development of our employees. These include our professional certification and continuing education policy, reimbursement for any supervisor-approved courses, one-on-one coaching to enhance skills in a number of areas of personal and professional development, and memberships to organizations that provide employees with access to educational webinars. We also conduct periodic "Lunch and Learn" seminars and offer a formal mentoring program for employees to receive direct one-on-one career guidance and cross-functional experience across various operations. Our employees also have the opportunity to lead and/or participate in employee-led initiatives, such as our employee-led Volunteerism & Community Outreach Committee, which is responsible for implementing and leading new volunteer opportunities, as well as identifying ways the Company can have a positive impact on the community. These initiatives have advanced unique and professional skill sets throughout the organization.
Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace, and we periodically conduct workplace trainings and workshops attended by all employees related to these topics. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2024, 40% of our employees were women and 32% were ethnically diverse.
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
When the differential between the market yield on our assets and our interest rate hedges widens, our tangible net book value will typically decline, a dynamic we refer to as "spread risk." As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our business. Although we use hedging instruments in an effort to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including actual or expected monetary policy actions by U.S. and foreign central banks; legislative, regulatory or other administrative actions affecting the Agency RMBS market; changes in fiscal policy and rising federal budget deficits; increased market volatility; reduced market liquidity; higher Agency RMBS supply; and shifts in investor return requirements and sentiment.
Interest rate and spread volatility represent significant risks to our business, potentially affecting our liquidity, increasing our costs, and impacting our ability to manage risks effectively.
Interest rate and spread volatility can materially and adversely impact our business, financial condition, and operating results. Elevated volatility amplifies market risks that affect the value of our assets and liabilities and can reduce earnings stability. Increased volatility also heightens our exposure to margin calls, including higher risk-based margin requirements, which may require us to post additional collateral, thereby reducing our unencumbered liquidity, limiting resources available for operational needs and further margin obligations.
Volatility further increases the complexity and cost of hedging against interest rate fluctuations, which can adversely affect our profitability. In addition, heightened volatility may reduce liquidity in the mortgage market as investors scale back exposure to mitigate risk, making it more difficult to buy or sell assets without significantly impacting market prices. Volatility may also diminish the effectiveness and accuracy of the predictive models we rely on for decision-making and risk management.
Sustained interest rate and spread volatility has the potential to materially impact our liquidity, increase our costs, and impair our ability to manage risk effectively. While we actively monitor market conditions and adjust our strategies in response, there is no assurance that these measures will be sufficient to offset the negative effects of volatility on our business, operations, and financial results.
The Fed’s participation in the Agency mortgage market could have an adverse effect on our Agency RMBS investments.
The Federal Reserve’s (the "Fed") participation in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing, and returns. Asset purchases by the Fed generally drive Agency RMBS values higher and tighten mortgage spreads, which increases our tangible net book value but reduces the return potential on new investments. Conversely, actual or anticipated reductions in the amount of its Agency RMBS holdings typically lead to lower values and wider spreads, thereby lowering our tangible net book value while improving the return potential on new acquisitions.
The Fed first implemented large-scale asset purchases, known as quantitative easing ("QE"), during the 2008-2009 financial crisis to stabilize markets and support economic recovery. In response to the COVID-19 crisis, the Fed’s balance sheet more than doubled from $4.2 trillion in March 2020 to $8.9 trillion in May 2022, with its Agency RMBS holdings rising to nearly one-third of all outstanding Agency RMBS. Since 2022, the Fed has reduced these holdings by approximately $500 billion through prepayment runoff. While the Fed currently favors gradual balance sheet reduction through prepayment runoff, there is no assurance that it will not undertake asset sales. A faster-than-expected unwinding of Fed holdings could increase market volatility, reduce liquidity, and widen RMBS spreads, materially impacting our tangible net book value and financial condition.
Our active portfolio management strategy may expose us to greater losses and lower returns than compared to passive strategies.
We employ an active management strategy, meaning our investment portfolio composition, leverage ratio, and hedge positions will fluctuate based on our assessment of market conditions. We may realize significant gains or losses when selling investments or adjusting hedge positions that we no longer believe offer attractive risk-adjusted returns or when reallocating to perceived better opportunities. However, our market assessments may be incorrect, leading to portfolio, leverage, or hedge decisions that underperform a more static strategy. Additionally, due to our active approach, investors may not be able to assess changes in our financial position solely by tracking changes in the mortgage market.
A decline in the fair value of our assets may adversely affect our financial condition and make it costlier to finance our assets.
Our investment securities are reported at fair value on our consolidated balance sheet, with changes in fair value reported in net income or other comprehensive income. Therefore, a decline in the fair value of our assets reduces our total comprehensive income and adversely affects our financial position. We use our investments as collateral for our financing arrangements and certain hedge transactions; consequently, a decline in fair value, or perceived market uncertainty about the value of our assets, could reduce the amount of our unencumbered assets, subject us to margin calls or make it more difficult for us to maintain our compliance with the terms of our financing agreements. It could also reduce our ability to purchase additional investments or to renew or replace our existing borrowings as they mature. As a result, we could be required to sell assets at adverse prices and our ability to maintain or grow our total comprehensive income could be reduced.
The value of our assets is influenced by multiple factors. In particular, the value of our long-term fixed-rate securities is highly sensitive to fluctuations in longer-term interest rates. Additionally, market liquidity can significantly impact asset values, as reduced liquidity may lead to price declines and increased volatility. Several factors can negatively impact market liquidity, including shifts in macro-economic conditions, market uncertainties, changes in investor sentiment, reduced or negative global money flows into U.S. fixed income markets, and regulatory capital requirements that constrain the market-making or funding capacity of banks and financial institutions. Liquidity could also be affected by the Fed’s monetary policy, particularly if balance sheet reduction occurs more rapidly than expected, as well as by legislative, regulatory or other administrative actions that affect the Agency RMBS market or changes in fiscal policy that increase the federal budget deficit.

Changes in prepayment rates may adversely affect the return on our investments.
Our investment portfolio largely consists of securities backed by pools of mortgage loans, which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates, but other factors can also affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and GSE buyouts of delinquent loans.
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
To the extent that actual prepayment rates differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us making less favorable investments.
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
Many of the analytical models we use are predictive in nature, such as mortgage prepayment and default models. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are usually constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the supplied historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes, or even render them invalid. We are at greater risk of this occurring during periods of high volatility or unanticipated and/or unprecedented financial or economic events, including any actual or anticipated shifts in monetary or fiscal policy resulting from these events. Consequently, actual results could differ materially from our projections. Moreover, the use of different models could result in materially different projections.
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
The mortgage loans referenced by our CRT securities or that underlie our non-Agency securities may be or could become subject to delinquency or foreclosure, which could result in investment losses.
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
Certain mortgage loans referenced by our CRT securities or underlying our non-Agency RMBS may have private mortgage insurance; however, coverage is not guaranteed. Insurance may not fully protect against losses in the event of a loan default due to several factors, including coverage limits that absorb only a portion of the loss, the insurer rescinding or denying a claim, or the insurer failing to meet its obligations—whether due to breach of contract or insolvency. As a result, we may still incur losses despite the presence of mortgage insurance.
Changes in credit spreads may adversely affect our profitability.
A significant portion of the fair value of CRT and non-Agency securities, as well as other credit risk-oriented investments, is typically driven by the credit spread—the difference between the value of a credit instrument and a comparable financial instrument with similar interest rate exposure but no credit risk, such as a U.S. Treasury note. Credit spreads fluctuate due to changes in economic conditions, liquidity, investor demand and other factors and can be highly volatile.
Credit spreads typically widen during periods of market uncertainty or actual or anticipated economic deterioration. They may also widen due to actual or anticipated rating downgrades of the securities or similar instruments. Hedging fair value changes related to credit spreads is often inefficient, and our hedging strategies are generally not designed to mitigate credit spread risk. As a result, fluctuations in credit spreads could negatively impact our profitability and financial condition.
We may be unable to acquire desirable investments due to competition, a reduction in the supply of new production Agency RMBS having the specific attributes we seek, and other factors.
Our profitability depends on our ability to acquire our target assets at attractive prices. We may seek assets with specific attributes that influence their prepayment behavior under certain market conditions or that enable us to satisfy asset test requirements to maintain our REIT qualification status or exemption from regulation under the Investment Company Act (such as "whole pool" Agency RMBS). The supply of our target assets may be impacted by policies and procedures adopted by the GSEs, their regulator—the Federal Housing Finance Administration ("FHFA")—or other governmental agencies, such as policies impacting origination and pooling practices, as well as by legislative, regulatory or other administrative actions related to the GSEs’ government-like status or changes to their Federal conservatorships. As a result, our target assets may not be available in sufficient supply or at attractive prices. We may also compete for these assets with a variety of other investors, including other REITs, specialty finance companies, public and private funds, government entities, banks, insurance companies and other financial institutions, which may have competitive advantages over us, such as a lower cost of funds and access to funding sources not available to us. If we are unable to acquire enough target assets, we may be unable to achieve our investment objectives or maintain our REIT qualification status or exemption from regulation under the Investment Company Act.
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
It may be uneconomical to roll our TBA dollar roll transactions, and we may be required to take physical delivery of the underlying securities and fund our obligations with cash or other financing sources.
We utilize TBA dollar roll transactions, which represent a form of off-balance sheet financing and increase our "at risk" leverage, as an alternate means of investing in and financing Agency RMBS. It may become uneconomical for us to roll forward our TBA positions prior to their settlement dates due to market conditions, which can be impacted by a variety of factors, such as changes in the pace or manner of the Fed’s runoff of its portfolio of Agency RMBS or, if they occur, the Fed’s purchases or sales of Agency RMBS in the TBA market. TBA dollar roll transactions include a deferred purchase price obligation on our part. An inability or unwillingness to continue rolling forward our position has effects similar to a termination of financing. In that circumstance, we would be required to settle the obligations for cash and would then take physical delivery of the underlying Agency RMBS. We may not have sufficient funds or alternative financing sources available to settle such obligations. Additionally, if we take delivery of the underlying securities, we can expect to receive the "cheapest to deliver" securities with the least favorable prepayment attributes that satisfy the terms of the TBA contract. Further, the specific securities that we receive may include few, if any, "whole pool" securities, which could inhibit our ability to remain exempt from regulation as an investment company under the Investment Company Act (see "Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us" below). TBA contracts also subject us to margin requirements as described further below. Our inability to roll forward our TBA positions, failure to obtain adequate financing to settle our obligations, or failure to meet margin calls under our TBA contracts could force us to sell assets under adverse market conditions causing us to incur significant losses.
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
Our fixed-rate collateral is generally more susceptible to margin calls due to its price sensitivity to changes in interest rates. In addition, some collateral may be less liquid than other instruments, which could cause it to be more susceptible to margin calls in a volatile market environment. Furthermore, faster rates of prepayment increase the magnitude of potential margin calls as there is a time lag between the effective date of the prepayment and the date we receive the principal payment.
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
A number of our bilateral repurchase agreements and derivative agreements require that we comply with certain financial and non-financial covenants. These financial covenants typically limit declines in our stockholders’ equity for any given quarter, calendar year, or 12-month period and limit our leverage to a maximum amount. Compliance with these covenants depends on market factors and the strength of our business and operating results. In addition, a number of these agreements require, among other things, that we maintain our status as a publicly listed REIT and remain exempt from the provisions of the 1940 Act. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, could affect our ability to comply with these covenants. Unless we were able to negotiate a waiver or forbearance of such covenants, failure to comply with them could result in an event of default and generally would give the counterparty the right to exercise certain other remedies under the agreement, including termination of one or more repo or hedging transactions, acceleration of all amounts owed under an agreement, and the right to sell the collateral held by that counterparty. Any waiver or forbearance, if granted, could carry additional conditions that may be unfavorable to us. Additionally, certain of our agreements contain cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.

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
Our hedging strategies may vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and are expected to change over time. We could inaccurately assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. Furthermore, the techniques and derivative instruments we select may not have the effect of reducing our risk. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can impact the effectiveness of our hedging strategies, including the following:
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
The complex nature of cybersecurity threats means a breach could go undetected for a long time, if ever, and responding to such incidents may not always be immediate or sufficient. Moreover, we depend on third-party vendors to implement security programs commensurate with their own risk. They may not be successful at defending against or detecting cybersecurity threats, and they may not be obligated to inform us of such incidents. The consequences of a cyber-attack may include operational disruption, unauthorized access to sensitive data, regulatory fines, reputational damage, liability to third parties, and financial losses.
The impact of cybersecurity incidents is difficult to predict, and legal and regulatory requirements around data privacy and security could lead to increased costs and stricter compliance requirements. During an investigation of a cybersecurity incident, or a series of events, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and we may be compelled to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Furthermore, whether a single or series of cyber events is material is often a matter of judgment rather than quantitative measures and might only be determinable well after the fact. Despite our efforts to enhance our cybersecurity defenses, we cannot assure complete protection against all cybersecurity threats. A cybersecurity incident, if one were to occur, could adversely affect our business, results of operations, or financial condition.
Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would have adverse tax consequences.
We believe we qualify as a REIT for U.S. federal income tax purposes under Sections 856–860 of the Internal Revenue Code of 1986, as amended, and related Treasury Regulations, and we intend to maintain our REIT status. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be entirely within our control. Qualification and taxation as a REIT also depend on our ability to continually meet requirements imposed on REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement, and quarterly asset and annual income tests. These tests depend on our ability to effectively manage the composition of our income and assets on an ongoing basis. At least 75% of our gross income must come from real estate sources, and 95% must come from real estate and certain other qualifying sources. Our ability to satisfy the asset tests depends on determining the characterization and fair market value of our assets, which may not be precisely measurable and lack independent appraisals. Additionally, the classification of certain instruments as debt or equity for tax purposes may be uncertain, which could impact the application of the REIT asset requirements. The distribution requirement mandates that we distribute at least 90% of our REIT taxable income to stockholders annually, determined without regard to the dividends paid deduction and excluding net capital gains.

Failure to qualify as a REIT would have significant consequences. We would lose the ability to deduct dividends paid to stockholders when computing our taxable income and would be subject to U.S. federal and state corporate income tax as a regular C corporation for any taxable year for which we did not qualify. This could result in substantial tax liabilities and reduce funds available for investments and distributions, likely adversely impacting our stock value. Additionally, we would no longer be required to make stockholder distributions. Unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.
Relief provisions may be available if we fail to meet the REIT requirements, provided the failure was due to reasonable cause, not willful neglect, and we satisfy other requirements, including completion of applicable IRS filings. It is not possible to predict if we would be entitled to benefit from such provisions. Even if we were to qualify for relief, we may still incur penalty taxes. The penalty for failing an asset test is the greater of $50,000 per failure or the net income from non-qualifying assets that resulted in the failure multiplied by the highest U.S. federal corporate tax rate. For failing one or both gross income tests, the penalty equals 100% of the net profit from non-qualifying income that resulted in the failure, as determined under the Internal Revenue Code.
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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA. In addition to the conservatorships, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Over time, efforts to end the conservatorships and the guarantee-payment structure of Fannie Mae and Freddie Mac have garnered attention from U.S. Government policymakers. During the final year of the first Trump Administration, FHFA established new regulatory capital requirements necessary for Fannie Mae and Freddie Mac to exit conservatorship, and the U.S. Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain a greater amount of capital in order to achieve these levels, subject to certain conditions. In the final months of 2020 and early 2021, the Director of the FHFA was reported to have considered various actions to bring a prompt end to the conservatorships. The Biden Administration and the FHFA delayed implementation or reversed many of these initiatives and took steps intended to advance other housing finance policy objectives. In the final month of the Biden Administration, the FHFA and Department of Treasury further amended the liquidity backstop to, among other things, require the written consent of the Department of Treasury after a period of public notice and opportunity to comment prior to terminating the conservatorships (other than through receivership) and would further require that Fannie Mae and Freddie Mac achieve sufficient capital levels prior to being released from conservatorship. Since the 2024 election, speculation has grown that the Trump Administration or Congress would take actions to bring an end to the conservatorships although it is not clear what form any such actions may take or what the timeline would be to implement them, and it is possible that the Department of Treasury and FHFA will further amend the liquidity backstop to eliminate or modify provisions that would otherwise slow or add conditionality to an end to the conservatorships.
These or other administrative and/or legislative actions may be taken that affect the GSEs or the housing finance system, alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, modify the future roles of Fannie Mae and Freddie Mac in housing finance or otherwise impact the value or relative fungibility of Agency RMBS issued by each GSE. Such actions may create market uncertainty, may have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by the GSEs, may impact the ability of banks, foreign investors, mutual funds or others to own Agency RMBS, or may otherwise impact the liquidity, size and scope of the Agency RMBS markets. Actions that would terminate the conservatorships without also providing for sufficiently robust U.S. government backing to preserve their government-like status or otherwise retain the functionality, scale and efficiency of the primary and secondary mortgage markets as they exist today could re-define what constitutes an Agency security. This could subject Agency RMBS to greater credit risk, make them more difficult to finance or less liquid, and cause their values to decline, all of which could have broad adverse implications for primary and secondary mortgage markets and our business.
Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury, FHFA and other governmental and regulatory bodies may adversely affect our business.
U.S. Government legislative and administrative actions may have an adverse impact on financial markets for fixed income securities, including Agency RMBS. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. For example, the actual or anticipated actions or inaction on U.S. fiscal policy matters, including the U.S. dept ceiling and the amount and tenor of U.S. Treasury debt required to fund the government, could result in a wide range of negative economic effects, including increased financial market and interest rate volatility and wider market spreads between mortgage assets and benchmark interest rates.
Additionally, new regulatory requirements, including the imposition of more stringent bank capital rules and changes to the manner and timing of clearing U.S. Treasury and Agency RMBS transactions, could adversely affect the availability or terms of financing from our lending counterparties, reduce market liquidity or demand for Agency RMBS, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities, or limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. In 2023, the FDIC and Fed proposed revisions to bank capital rules that would have applied risk weights (and costs) to Agency RMBS that, if adopted, might have impacted the source, pricing, volume, financing, and nature of Agency RMBS. Although these proposals are not expected to be finally adopted in their original form, they have not yet been withdrawn, and aspects of them may be re-proposed or adopted in the future. In addition, SEC regulations that mandate the central clearing of U.S. Treasury and U.S. Treasury repurchase agreement ("U.S. Treasury Repo") transactions will necessitate significant changes to trading operations and have the potential to adversely impact liquidity, funding and efficiency of these markets. Such changes could adversely affect the cost and other terms or availability of financing and hedging arrangements for our business. Together or individually new regulatory requirements could materially affect our financial condition or results of operations in adverse ways.
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
We intend to pay monthly dividends to our common stockholders in an amount that all or substantially all our taxable income is distributed within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board and will depend on our earnings and financial condition, the requirements for REIT qualification and such other factors as our Board deems relevant from time to time. Additionally, our preferred stock has a preference on dividend payments and liquidating distributions that could limit our ability to pay dividends to the holders of our common stock. Therefore, we may not be able to make distributions in the future or our Board may change our dividend policy.
Our certificate of incorporation generally does not permit ownership of more than 9.8% of our common or capital stock and attempts to acquire amounts above this limit will be ineffective unless an exemption is granted by our Board of Directors.
For the purpose of complying with REIT ownership limitations under the Internal Revenue Code, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% of our common or capital stock (by value or by number of shares, whichever is more restrictive), unless exempted by our Board. Such constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding stock by an individual, entity or group could result in constructive ownership greater than 9.8% and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock more than the ownership limit without the consent of the Board will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset. Such ownership limit could also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Our business operations depend significantly on third party service providers. We have processes in place to evaluate the operational and cybersecurity risks posed to us by third parties on whom we are reliant for these services at the inception of our engagement, and we continuously monitor third-party firms that pose the greatest risks to our business and operations from cybersecurity threats. Nonetheless, we rely on the third parties we use to implement security programs commensurate with their own risk, and we cannot ensure that their efforts will be successful.
Our primary business involves investments in mortgages and mortgage instruments, but we do not perform mortgage servicing, maintain customer accounts, or provide any direct mortgage lending. Nor do we receive personal information on individual mortgage borrowers as part of our regular operations. However, our business is highly dependent on the availability of information systems, and a cybersecurity incident, if one were to occur, could have the potential to disrupt our operations. To date, the Company has not identified any cybersecurity incidents which have materially affected, or are reasonably likely to materially affect, our operations, business strategy, or financial condition. As discussed more fully under Risks Related to Our Business Operations in Item 1A. Risk Factors of this Form 10-K, given the evolving nature and increasing sophistication of cyber threats, there is no guarantee that future incidents will not have a material impact. While we continuously assess, identify, and mitigate cybersecurity risks through policies, procedures, and industry-standard security measures, cyber threats remain dynamic and could potentially disrupt our operations, expose us to legal or regulatory liabilities, or cause reputational harm.
Governance and Oversight
The Audit Committee of the Board has responsibility to oversee management’s strategy to address risks from cybersecurity threats. The Audit Committee periodically reviews with management the Company’s policies, controls, and procedures used to identify, mitigate, and manage cybersecurity risks. To accomplish this objective, we have established processes for reporting cybersecurity risks to the Audit Committee of the Board on a quarterly basis. This report, which is prepared by our Senior Vice President and Chief Technology Officer, includes performance as against key performance indicators (KPIs) and service level objectives specifically defined to measure the effectiveness of our cybersecurity controls and risk management efforts, current threat landscape, and strategy. In addition, on at least an annual basis the Company’s Senior Vice President and Chief Technology Officer presents to the Audit Committee on cybersecurity matters, including material changes to the Company’s information systems, policies and controls, the results of penetration and other testing and findings from any third-party reviews. Our Audit Committee is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging by receiving scheduled and requested updates on our strategy to address risks from cybersecurity threats and the evolving threat landscape. The Board also is apprised of cybersecurity risks as part of its review of management’s annual enterprise risk management assessment.
Management plays a pivotal role in identifying, assessing, and managing material risks from cybersecurity threats. This involves continuous monitoring, analyzing emerging threats, and developing and implementing risk mitigation strategies. The Company, led by our Senior Vice President and Chief Technology Officer—who holds the Certified Information Systems Security Professional (CISSP) designation and has over 20 years of cyber and risk management experience—actively implements and enforces cybersecurity policies, procedures, and strategies, including employee training programs, security assessments, and updates to ensure alignment with our evolving threat landscape.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2025, 900,421,216 shares of common stock were issued and outstanding, which were held by 1,491 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2024. All distributions to stockholders will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board may deem relevant from time to time.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2024, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Notes 2 and 10 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	10,312,795	$—	25,983,630
Equity compensation plans not approved by security holders	—	—	—
Total	10,312,795	$—	25,983,630
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2024.
2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2019, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); and (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index. In prior years, we compared the cumulative total return on our common stock with that of the S&P 500 and the Bloomberg Mortgage REIT Index; however, the Bloomberg Mortgage REIT Index was discontinued in February 2024 and consequently we are not able to include it in the graph.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index and The FTSE NAREIT Mortgage REITs Index

220
200
180
160
140
120
100
80
60
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
AGNC Investment Corp.
S&P 500
FTSE NAREIT Mortgage REITs

________________________________
*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2024	2023	2022	2021	2020
AGNC Investment Corp.	$97.05	$89.13	$81.01	$103.51	$98.36
S&P 500	$196.85	$157.48	$124.73	$152.34	$118.39
FTSE NAREIT Mortgage REITs	$79.80	$79.52	$68.94	$93.93	$81.23

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

Trends and Recent Market Impacts
In 2024, an increasingly favorable market environment for Agency RMBS investors emerged as the Fed pivoted from its restrictive monetary policy and began lowering short-term rates toward a neutral level. Declining inflationary pressures and the Fed’s more accommodative monetary policy helped reduce interest rate volatility and steepen the yield curve. These dynamics provided an improved investment backdrop that enabled AGNC to generate a positive economic return of 13.2% in 2024, comprised of our monthly dividends totaling $1.44 per common share for the year and a modest decline of our tangible net book value of $0.29 per common share.
The U.S. presidential election and its implications for deficit spending, fiscal policy and future Treasury issuance tempered the positive investment sentiment that existed during the first three quarters of the year. In addition, strong economic data late in the fourth quarter extended the Fed’s anticipated easing timeline as evidenced by its December Summary of Economic Projections, which indicated fewer expected rate cuts in 2025 and 2026 than previously projected.
Looking forward, our outlook for Agency mortgage-backed securities in 2025 remains very favorable. We anticipate that Agency RMBS spreads relative to benchmark rates will remain wide compared to historical averages and continue to trade within the well-defined range that has been established over the past several quarters. Agency RMBS spreads to benchmark rates in the current range offer investors attractive return opportunities. Further, longer-term interest rates have risen meaningfully, and as of year-end, the 30-year primary mortgage rate was once again near 7%. At current rate levels, we expect the supply of Agency RMBS in 2025 to be similar to that of 2024 and reasonably well-aligned with investor demand. Potential increases in bank demand as regulatory constraints ease could also provide incremental additional support for Agency RMBS valuations. Together, these positive dynamics create a constructive investment backdrop for AGNC in 2025.

Notwithstanding our favorable outlook for Agency RMBS as we begin 2025, financial market and macroeconomic uncertainty remains elevated as the new administration implements sweeping changes to tariff, immigration, fiscal, and regulatory policy. In addition, while GSE reform does not appear to be an immediate focus of the administration, it is possible that this topic could be revisited at some point during the next four years. Favorably in our view, there also appears to be a growing consensus that any change to the structure of the GSE’s and the Agency RMBS market should be done in a way that preserves the current functionality of the conventional mortgage market, avoids disrupting the real estate market and ensures that housing affordability does not decline further. Please refer to Item 1A. Risk Factors for additional information regarding potential changes to the Federal conservatorships of Fannie Mae and Freddie Mac, laws or regulations affecting the relationship between the GSEs and the U.S. Government or other housing finance reform initiatives.
Financial Highlights
AGNC earned total comprehensive income of $0.84 per diluted common share for fiscal year 2024, an increase from $0.30 per share in 2023. Net spread and dollar roll income per diluted common share decreased to $1.88 in 2024 from $2.61 in 2023, primarily due to a narrowing of our net interest rate spread, which averaged 242 basis points in 2024, down from 306 basis points in 2023.
The reduction in our net interest spread was largely driven by higher swap costs following the expiration of lower-cost pay-fixed interest rate swaps during the year and a strategic shift toward a greater proportion of Treasury-based hedges, which are not included in our reported net interest spread or net spread income. Additionally, we expanded our use of longer-term hedges in response to changes in monetary policy and expectations of further yield curve steepening.
As of December 31, 2024, our interest rate hedge position covered 91% of the outstanding balance of our repurchase agreements used to fund our investment portfolio ("Investment Securities Repo"), TBA position, and other debt, compared to 112% at the end of 2023. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, extended to 0.3 years as of December 31, 2024, from -0.5 years as of December 31, 2023, consistent with higher long-term rates and shifts in portfolio and hedge composition.
The weighted average coupon on our fixed-rate Agency RMBS and TBA securities increased to 5.02% at the end of 2024, up from 4.83% at the end of 2023. The average projected life Constant Prepayment Rate (CPR) for the portfolio decreased to 7.7% at year-end, from 11.4% at the end of 2023. Actual CPRs for 2024 averaged 7.5%, slightly up from 6.3% in 2023.
AGNC's average and ending "at risk" leverage for 2024 was 7.2x tangible stockholders’ equity, compared to 7.4x and 7.0x, respectively, for 2023. We concluded 2024 with $6.1 billion in cash and unencumbered Agency RMBS, representing 66% of tangible stockholders’ equity, compared to $5.1 billion and 66% of tangible equity as of December 31, 2023.
During 2024, we raised $2.0 billion of common stock through our at-the-market offering program at a considerable premium to tangible net book value, generating meaningful book value accretion for our common stockholders.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Dec. 31, 2024 vs Dec. 31, 2023
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.50%	5.50%	5.50%	5.00%	4.50%	-100	bps
SOFR:
SOFR Rate	5.38%	5.34%	5.33%	4.96%	4.49%	-89	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.07%	4.55%	4.61%	3.44%	4.08%	+1	bps
5-Year Swap	3.53%	3.98%	4.10%	3.25%	4.04%	+51	bps
10-Year Swap	3.47%	3.84%	3.98%	3.32%	4.07%	+60	bps
30-Year Swap	3.32%	3.62%	3.76%	3.30%	3.93%	+61	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.25%	4.62%	4.76%	3.64%	4.24%	-1	bps
5-Year U.S. Treasury	3.85%	4.21%	4.38%	3.56%	4.38%	+53	bps
10-Year U.S. Treasury	3.88%	4.20%	4.40%	3.78%	4.57%	+69	bps
30-Year U.S. Treasury	4.03%	4.34%	4.56%	4.12%	4.78%	+75	bps
30-Year Fixed Rate Agency Price:
2.5%	$85.24	$82.77	$81.87	$86.22	$81.38	-$3.86
3.0%	$88.58	$86.16	$85.26	$89.68	$84.88	-$3.70
3.5%	$91.86	$89.61	$88.67	$93.09	$88.38	-$3.48
4.0%	$94.69	$92.74	$91.68	$95.98	$91.32	-$3.37
4.5%	$97.04	$95.34	$94.45	$98.27	$93.98	-$3.06
5.0%	$99.04	$97.70	$96.81	$99.90	$96.44	-$2.60
5.5%	$100.56	$99.58	$98.76	$101.15	$98.61	-$1.95
6.0%	$101.63	$100.98	$100.39	$102.19	$100.45	-$1.18
6.5%	$102.51	$102.21	$101.88	$103.10	$102.10	-$0.41
15-Year Fixed Rate Agency Price:
1.5%	$86.86	$86.69	$85.61	$89.16	$85.80	-$1.06
2.0%	$89.47	$88.71	$88.00	$91.41	$88.34	-$1.13
2.5%	$92.14	$91.07	$90.44	$93.68	$90.83	-$1.31
3.0%	$94.30	$93.17	$92.61	$95.82	$93.12	-$1.18
3.5%	$96.39	$95.13	$94.61	$97.88	$94.56	-$1.83
4.0%	$98.10	$96.95	$96.24	$99.28	$96.01	-$2.09
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Dec. 31, 2023	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Dec. 31, 2024 vs Dec. 31, 2023
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	140	139	149	140	145	+5
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	137	140	147	118	126	-11
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	139	139	149	129	135	-4
30-Year Agency Current Coupon Yield	5.25%	5.60%	5.87%	4.96%	5.83%	+58	bps
30-Year Mortgage Rate	6.56%	6.74%	6.94%	6.14%	6.86%	+30	bps
Credit Spread (in bps): [2]
CRT M2	206	182	166	159	137	-69
CMBS AAA	118	88	100	91	72	-46
CDX IG	56	51	54	53	50	-6
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of December 31, 2024 and 2023, our investment portfolio totaled $73.3 billion and $60.2 billion, respectively, consisting of: $65.5 billion and $53.8 billion Agency RMBS, at fair value, respectively; $6.9 billion and $5.4 billion net TBA securities, at fair value, respectively; $0.9 billion and $1.0 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $64 million and $44 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024				December 31, 2023
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$97	$90	2.68%	—%	$759	$718	3.25%	1%
15-year TBA securities	—	—	—%	—%	89	91	5.00%	—%
Total ≤ 15-year	97	90	2.68%	—%	848	809	3.44%	1%
20-year RMBS	578	506	3.12%	1%	872	768	2.82%	1%
30-year:
30-year RMBS	66,464	63,453	5.01%	87%	53,658	51,675	4.82%	86%
30-year TBA securities, net [2]	6,887	6,861	5.37%	9%	5,199	5,263	5.50%	9%
Total 30-year	73,351	70,314	5.04%	96%	58,857	56,938	4.88%	95%
Total fixed rate Agency RMBS and TBA securities	74,026	70,910	5.02%	97%	60,577	58,515	4.83%	97%
Adjustable rate Agency RMBS	796	790	4.85%	1%	293	290	4.67%	—%
Multifamily	485	476	4.62%	1%	161	162	4.47%	—%
CMO Agency RMBS:
CMO	102	96	3.34%	—%	127	120	3.28%	—%
Interest-only strips	35	30	2.08%	—%	40	35	1.77%	—%
Principal-only strips	25	23	—%	—%	27	26	—%	—%
Total CMO Agency RMBS [3]	162	149	3.34%	—%	194	181	3.28%	1%
Total Agency RMBS and TBA securities [3]	75,469	72,325	5.02%	99%	61,225	59,148	4.83%	98%
Non-Agency RMBS [1,3]	17	15	5.29%	—%	43	34	4.61%	—%
CMBS [3]	264	236	6.59%	—%	303	273	7.27%	—%
CRT	583	633	10.44%	1%	682	723	10.45%	1%
Total investment securities [3]	$76,333	$73,209	5.06%	100%	$62,253	$60,178	4.90%	100%
________________________________
1.Table excludes other mortgage credit investments of $64 million and $44 million as of December 31, 2024 and 2023, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2024 and 2023, our TBA securities had a net carrying value of $(26) million and $66 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of December 31, 2024 and 2023, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.77% and 4.41%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	34	35	30	100%	2.00%	102.6%	1.34%	48	8%
2.5%	12	12	12	100%	2.50%	99.4%	2.80%	142	15%
3.0%	34	35	33	100%	3.00%	100.9%	2.38%	136	15%
3.5%	9	9	9	100%	3.50%	101.2%	2.61%	137	15%
4.0%	5	5	5	9%	4.00%	101.2%	1.96%	164	34%
≥ 4.5%	1	1	1	100%	4.50%	101.0%	2.71%	165	28%
Total ≤ 15-year	95	97	90	95%	2.68%	101.4%	2.05%	107	14%
20-year:
2.5%	307	321	267	—%	2.50%	104.5%	1.74%	54	5%
3.0%	23	24	21	97%	3.00%	103.5%	2.29%	65	7%
3.5%	98	99	93	78%	3.50%	101.7%	2.97%	136	9%
4.0%	58	60	56	92%	4.00%	103.7%	3.09%	93	9%
≥ 4.5%	71	74	69	97%	4.64%	104.8%	3.42%	87	10%
Total 20-year:	557	578	506	42%	3.12%	103.9%	2.33%	77	7%
30-year:
≤ 3.0%	3,734	3,726	3,052	66%	2.41%	97.9%	2.73%	43	6%
3.5%	4,910	5,114	4,439	86%	3.50%	104.1%	2.84%	109	6%
4.0%	5,980	6,302	5,567	90%	4.00%	105.7%	3.10%	92	7%
4.5%	8,206	8,273	7,786	45%	4.50%	103.4%	3.92%	55	8%
5.0%	12,013	11,898	11,663	32%	5.00%	99.6%	5.03%	20	7%
5.5%	19,627	19,758	19,502	31%	5.50%	100.4%	5.44%	15	7%
6.0%	13,334	13,517	13,512	38%	6.00%	101.6%	5.72%	16	9%
≥ 6.5%	4,641	4,763	4,793	37%	6.51%	102.7%	5.97%	15	11%
Total 30-year	72,445	73,351	70,314	44%	5.04%	101.5%	4.74%	36	8%
Total fixed rate	$73,097	$74,026	$70,910	44%	5.02%	101.5%	4.71%	36	8%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2024, lower balance specified pools had a weighted average original loan balance of $188,000 and $148,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2024.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2024 and 2023, please refer to Note 3 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
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
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, incorporating scheduled contractual payments and estimated prepayments, using the effective interest method. The weighted average cost basis of our securities as of December 31, 2024 was 101.5% of par value; therefore, changes in our actual or projected prepayments can significantly alter the effective yield on our assets.

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
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income," "economic interest expense," and "net spread and dollar roll income available to common stockholders" and the related per common share measures and certain financial metrics derived from such non-GAAP information.
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
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2024. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2024	2023	2022
Investment securities, at fair value of $66,348, $54,824 and $40,904, respectively, and other mortgage credit investments	$66,412	$54,868	$40,929
Total assets	$88,015	$71,596	$51,748
Repurchase agreements and other debt	$60,862	$50,506	$36,357
Total liabilities	$78,253	$63,339	$43,878
Total stockholders' equity	$9,762	$8,257	$7,870
Net book value per common share [1]	$9.00	$9.46	$10.76
Tangible net book value per common share [2]	$8.41	$8.70	$9.84

	Fiscal Year
Statement of Comprehensive Income Data	2024	2023	2022
Interest income	$2,949	$2,041	$1,590
Interest expense	2,931	2,287	625
Net interest income (expense)	18	(246)	965
Other gain (loss), net	955	497	(2,081)
Operating expenses	110	96	74
Net income (loss)	863	155	(1,190)
Dividends on preferred stock	132	123	105
Net income (loss) available (attributable) to common stockholders	$731	$32	$(1,295)

Net income (loss)	$863	$155	$(1,190)
Other comprehensive income (loss), net	(74)	155	(973)
Comprehensive income (loss)	789	310	(2,163)
Dividends on preferred stock	132	123	105
Comprehensive income (loss) available (attributable) to common stockholders	$657	$187	$(2,268)

Weighted average number of common shares outstanding - basic	783.4	618.4	537.0
Weighted average number of common shares outstanding - diluted	786.0	619.6	537.0
Net income (loss) per common share - basic	$0.93	$0.05	$(2.41)
Net income (loss) per common share - diluted	$0.93	$0.05	$(2.41)
Comprehensive income (loss) per common share - basic	$0.84	$0.30	$(4.22)
Comprehensive income (loss) per common share - diluted	$0.84	$0.30	$(4.22)
Dividends declared per common share	$1.44	$1.44	$1.44

	Fiscal Year
Other Data (Unaudited) *	2024	2023	2022
Average investment securities - at par	$61,613	$50,878	$47,761
Average investment securities - at cost	$62,698	$52,262	$49,195
Net TBA portfolio - at par (as of period end) [3]	$6,955	$5,331	$19,050
Net TBA portfolio - at cost (as of period end) [3]	$6,887	$5,288	$18,407
Net TBA portfolio - at market value (as of period end) [3]	$6,861	$5,354	$18,574
Net TBA portfolio - at carrying value (as of period end) [3,4]	$(26)	$66	$167
Average net TBA dollar roll position - at cost	$5,389	$10,000	$20,631
Average total assets - at fair value	$79,058	$63,409	$61,028
Average repurchase agreements and other debt outstanding [5]	$54,658	$44,027	$41,363
Average stockholders' equity [6]	$8,885	$7,817	$8,475
Average tangible net book value "at risk" leverage [7]	7.2:1	7.4:1	7.8:1
Tangible net book value "at risk" leverage (as of period end) [8]	7.2:1	7.0:1	7.4:1
Economic return on tangible common equity [9]	13.2%	3.0%	(28.4)%
Expenses % of average total assets	0.14%	0.15%	0.12%
Expenses % of average assets, including average net TBA position	0.13%	0.13%	0.09%
Expenses % of average stockholders' equity	1.24%	1.23%	0.87%
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2024, 2023 and 2022, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year
	2024		2023		2022
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$3,072	4.99%	$2,242	4.41%	$1,603	3.36%
Net premium amortization benefit (cost)	(123)	(0.29)%	(201)	(0.50)%	(13)	(0.13)%
Interest income (GAAP measure)	2,949	4.70%	2,041	3.91%	1,590	3.23%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(51)	(0.08)%	(5)	(0.01)%	(238)	(0.48)%
Interest income, excluding "catch-up" premium amortization	2,898	4.62%	2,036	3.90%	1,352	2.75%
TBA dollar roll income - implied interest income [1,2]	300	5.55%	524	5.24%	746	3.60%
Economic interest income (non-GAAP measure) [3]	$3,198	4.70%	$2,560	4.11%	$2,098	3.00%

Weighted average actual portfolio CPR for investment securities held during the period	7.5%		6.3%		11.1%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.7%		11.4%		7.4%
30-year fixed rate mortgage rate as of period end [4]	6.86%		6.56%		6.52%
10-year U.S. Treasury rate as of period end [4]	4.57%		3.88%		3.88%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2024 and 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Fiscal Year 2024 vs 2023	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$908	$408	$500
Estimated "catch-up" premium amortization due to change in CPR forecast	(46)	—	(46)
Interest income, excluding "catch-up" premium amortization	862	408	454
TBA dollar roll income - implied interest income	(224)	(242)	18
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$638	$166	$472

		Due to Change in Average
Fiscal Year 2023 vs 2022	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$451	$99	$352
Estimated "catch-up" premium amortization due to change in CPR forecast	233	—	233
Interest income, excluding "catch-up" premium amortization	684	99	585
TBA dollar roll income - implied interest income	(222)	(384)	162
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$462	$(285)	$747

Our average investment portfolio (at cost), inclusive of TBAs, increased 9% and decreased 11% for fiscal years 2024 and 2023, respectively, primarily due to changes in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 59 and 111 basis points for fiscal years 2024 and 2023, respectively, largely as a result of shifting our asset portfolio from lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2024	$59,690	$63,759	$59,426	$5,936	$6,887	7.2:1	7.2:1
September 30, 2024	$59,322	$64,585	$63,468	$2,650	$4,067	7.2:1	7.2:1
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2024, 2023 and 2022 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Fiscal Year
	2024		2023		2022
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$2,931	5.27%	$2,287	5.12%	$625	1.49%
TBA dollar roll income - implied interest expense [2,3]	279	5.07%	493	4.86%	228	1.08%
Economic interest expense - before interest rate swap periodic income, net [4]	3,210	5.25%	2,780	5.07%	853	1.35%
Interest rate swap periodic income, net [2,5]	(1,815)	(2.97)%	(2,202)	(4.02)%	(675)	(1.08)%
Total economic interest expense (non-GAAP measure)	$1,395	2.28%	$578	1.05%	$178	0.27%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2024 and 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Fiscal Year 2024 vs 2023	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$644	$552	$92
TBA dollar roll income - implied interest expense	(214)	(227)	13
Interest rate swap periodic income/cost	387	171	216
Total change in economic interest expense	$817	$496	$321

		Due to Change in Average
Fiscal Year 2023 vs 2022	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$1,662	$40	$1,622
TBA dollar roll income - implied interest benefit/expense	265	(117)	382
Interest rate swap periodic income/cost	(1,527)	32	(1,559)
Total change in economic interest benefit/expense	$400	$(45)	$445
Our average mortgage borrowings, inclusive of TBAs, increased 11% and decreased 13% for fiscal years 2024 and 2023, respectively, consistent with changes to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, increased 18 and 372 basis points for fiscal years 2024 and 2023, respectively, due to higher short-term interest rates.
Interest rate swap periodic income declined for fiscal years 2024 and 2023 primarily due to higher pay rates on our pay-fixed swaps largely driven by the maturity of low cost interest rate swaps. The following is a summary of our interest rate swaps outstanding during fiscal years 2024, 2023 and 2022 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2024	2023	2022
Average investment securities repo and other debt outstanding	$54,658	$44,027	$41,363
Average net TBA dollar roll position outstanding - at cost	$5,389	$10,000	$20,631
Average mortgage borrowings outstanding	$60,047	$54,027	$61,994
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$43,351	$47,012	$49,334
Ratio of average interest rate swaps to mortgage borrowings outstanding	72%	87%	80%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.16%	0.55%	0.25%
Average interest rate swap receive-floating rate	(5.25)%	(5.17)%	(1.60)%
Average interest rate swap net pay/(receive) rate	(4.09)%	(4.62)%	(1.35)%
For fiscal years 2024, 2023 and 2022, we had an average forward starting net pay-fixed rate swap balance of $672 million, $43 million and $48 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2024, 2023 and 2022:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2024	2023	2022
Average asset yield	4.70%	4.11%	3.00%
Average aggregate cost of funds	(2.28)%	(1.05)%	(0.27)%
Average net interest spread	2.42%	3.06%	2.73%
Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for fiscal years 2024, 2023 and 2022 (dollars in millions):

	Fiscal Year
	2024	2023	2022
Comprehensive income (loss) available (attributable) to common stockholders	$657	$187	$(2,268)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	188	1,567	2,916
Unrealized (gain) loss on investment securities measured at fair value through net income, net	885	(1,678)	3,795
Gain on derivative instruments and other securities, net	(2,028)	(386)	(4,630)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	74	(155)	973
Other adjustments:
Estimated "catch-up" premium amortization benefit due to change in CPR forecast [1]	(51)	(5)	(238)
TBA dollar roll income, net [2]	21	31	518
Interest rate swap periodic income, net [2]	1,815	2,202	675
Other interest income (expense), net [2,3]	(87)	(146)	(65)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,474	1,617	1,676

Weighted average number of common shares outstanding - basic	783.4	618.4	537.0
Weighted average number of common shares outstanding - diluted	786.0	619.6	538.1
Net spread and dollar roll income per common share - basic	$1.88	$2.61	$3.12
Net spread and dollar roll income per common share - diluted	$1.88	$2.61	$3.11
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2024, 2023 and 2022 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2024	2023	2022
Loss on sale of investment securities, net	$(188)	$(1,567)	$(2,916)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(885)	1,678	(3,795)
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(74)	155	(973)
Total (loss) gain on investment securities, net	$(1,147)	$266	$(7,684)
________________________________
1.Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-K).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2024, 2023 and 2022 (in millions):

	Fiscal Year
	2024	2023	2022
TBA securities, dollar roll income	$21	$31	$518
TBA securities, mark-to-market gain (loss)	(144)	18	(3,378)
Interest rate swaps, periodic income	1,815	2,202	675
Interest rate swaps, mark-to-market gain (loss)	(804)	(1,532)	3,802
Credit default swaps - buy protection	(7)	(13)	21
Payer swaptions	54	(21)	857
Recceiver swaptions	(3)	—	—
U.S. Treasury securities - short position	844	(54)	1,482
U.S. Treasury securities - long position	(85)	(30)	(32)
U.S. Treasury futures contracts - short position	409	(42)	811
SOFR futures contracts - long position	13	(10)	—
Other interest income (expense)	(87)	(146)	(77)
Other gain (loss)	2	(17)	(49)
Total gain (loss) on derivative instruments and other securities, net	$2,028	$386	$4,630
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.2x and 7.0x as of December 31, 2024 and 2023, respectively. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2024 and 2023 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2024		December 31, 2023
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$59,362	90%	$48,879	90%
Debt of consolidated variable interest entities, at fair value	64	—%	80	—%
Total debt	59,426	90%	48,959	90%
TBA and forward settling non-Agency securities, at cost	6,887	10%	5,288	10%
Total mortgage borrowings	$66,313	100%	$54,247	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $1.4 billion and $1.5 billion as of December 31, 2024 and 2023, respectively.
2.As of December 31, 2024 and 2023, 47% and 43%, respectively, of our total repurchase agreements, including 49% and 45% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of December 31, 2024, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of December 31, 2024, approximately 9% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 7% as of December 31, 2024.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the fiscal year 2024, haircuts on our repo funding arrangements remained stable. As of December 31, 2024, the weighted average haircut on our repurchase agreements was approximately 3.2% of the value of our collateral, compared to 3.1% as of December 31, 2023.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of December 31, 2024, our unencumbered assets totaled approximately $6.2 billion, or 67% of tangible equity, consisting of $6.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $5.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2023, consisting of $5.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of December 31, 2024, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of December 31, 2024, 9% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2024, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-K for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2024, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2024, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
•changes to laws, regulations, rules or policies that affect the GSE's, the primary or secondary mortgage markets in which we participate or U.S. housing finance activity, including actions that would end or alter the conservatorships of Fannie Mae or Freddie Mac or their quasi-governmental status; and
•legislative or regulatory actions that affect our status as a REIT or our exemption from the Investment Company Act of 1940.
Forward-looking statements speak only as of the date made, and we do not assume any duty and do not undertake to update forward-looking statements. A further discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included under Item 1A. Risk Factors in Part I of this document. We caution readers not to place undue reliance on our forward-looking statements.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.3 years as of December 31, 2024, compared to -0.5 years as of 2023.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2024 and 2023 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2024 and 2023.
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

Interest Rate Sensitivity [1,2]
	December 31, 2024		December 31, 2023
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.1%	-0.9%	-0.7%	-7.0%
-50 Basis Points	0.0%	+0.2%	-0.4%	-3.8%
-25 Basis Points	+0.1%	+0.5%	-0.1%	-1.5%
+25 Basis Points	-0.1%	-1.1%	+0.1%	+0.7%
+50 Basis Points	-0.3%	-2.8%	+0.1%	+0.7%
+75 Basis Points	-0.5%	-4.8%	0.0%	0.0%
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
As of December 31, 2024 and 2023, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.7% and 11.4%, respectively, and a weighted average yield of 4.77% and 4.41%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2024		December 31, 2023
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	11.7%	4.70%	17.8%	4.33%
-50 Basis Points	9.8%	4.73%	15.4%	4.36%
-25 Basis Points	8.5%	4.76%	13.2%	4.39%
Actual as of Period End	7.7%	4.77%	11.4%	4.41%
+25 Basis Points	7.3%	4.78%	9.7%	4.44%
+50 Basis Points	6.9%	4.79%	8.5%	4.46%
+75 Basis Points	6.7%	4.80%	7.7%	4.47%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2024 and 2023 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.1 and 4.7 years as of December 31, 2024 and 2023, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2024		December 31, 2023
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+24.5%	+2.3%	+23.1%
-25 Basis Points	+1.3%	+12.3%	+1.2%	+11.6%
-10 Basis Points	+0.5%	+4.9%	+0.5%	+4.6%
+10 Basis Points	-0.5%	-4.9%	-0.5%	-4.6%
+25 Basis Points	-1.3%	-12.3%	-1.2%	-11.6%
+50 Basis Points	-2.5%	-24.5%	-2.3%	-23.1%

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
As of December 31, 2024, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of December 31, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2024 and 2023 and for fiscal years 2024, 2023 and 2022 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audits. For further information refer to the Ernst & Young LLP (PCAOB ID: 42) audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes, and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

                                            /s/ Ernst & Young LLP

Tysons, Virginia
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
As of December 31, 2024, the Company’s investment securities had a net unamortized premium balance of $1.0 billion, including interest and principal-only securities, and it recorded $123 million of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using a prepayment model that incorporates the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

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

Tysons, Virginia
February 21, 2025

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2024	2023
Assets:
Agency securities, at fair value (including pledged securities of $59,952 and $49,575, respectively)	$65,367	$53,673
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	97	121
Credit risk transfer securities, at fair value (including pledged securities of $590 and $678, respectively)	633	723
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $206 and $262, respectively)	315	351
U.S. Treasury securities, at fair value (including pledged securities of $1,565 and $1,530, respectively)	1,575	1,540
Cash and cash equivalents	505	518
Restricted cash	1,266	1,253
Derivative assets, at fair value	205	185
Receivable under reverse repurchase agreements	17,137	11,618
Goodwill	526	526
Other assets	389	1,088
Total assets	$88,015	$71,596
Liabilities:
Repurchase agreements	$60,798	$50,426
Debt of consolidated variable interest entities, at fair value	64	80
Payable for investment securities purchased	74	210
Derivative liabilities, at fair value	94	362
Dividends payable	143	115
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	16,676	10,894
Other liabilities	404	1,252
Total liabilities	78,253	63,339
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 897.4 and 694.3 shares issued and outstanding, respectively	9	7
Additional paid-in capital	17,264	15,281
Retained deficit	(8,554)	(8,148)
Accumulated other comprehensive loss	(591)	(517)
Total stockholders' equity	9,762	8,257
Total liabilities and stockholders' equity	$88,015	$71,596
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest income:
Interest income	$2,949	$2,041	$1,590
Interest expense	2,931	2,287	625
Net interest income (expense)	18	(246)	965
Other gain (loss), net:
Loss on sale of investment securities, net	(188)	(1,567)	(2,916)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(885)	1,678	(3,795)
Gain on derivative instruments and other investments, net	2,028	386	4,630
Total other gain (loss), net:	955	497	(2,081)
Expenses:
Compensation and benefits	74	62	41
Other operating expense	36	34	33
Total operating expense	110	96	74
Net income (loss)	863	155	(1,190)
Dividends on preferred stock	132	123	105
Net income (loss) available (attributable) to common stockholders	$731	$32	$(1,295)

Net income (loss)	$863	$155	$(1,190)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(74)	155	(973)
Comprehensive income (loss)	789	310	(2,163)
Dividends on preferred stock	132	123	105
Comprehensive income (loss) available (attributable) to common stockholders	$657	$187	$(2,268)

Weighted average number of common shares outstanding - basic	783.4	618.4	537.0
Weighted average number of common shares outstanding - diluted	786.0	619.6	537.0
Net income (loss) per common share - basic	$0.93	$0.05	$(2.41)
Net income (loss) per common share - diluted	$0.93	$0.05	$(2.41)
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,190)	—	(1,190)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(973)	(973)
Stock-based compensation, net	—	1.1	—	2	—	—	2
Issuance of preferred stock	145	—	—	—	—	—	145
Issuance of common stock	—	56.0	1	525	—	—	526
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(105)	—	(105)
Common dividends declared	—	—	—	—	(775)	—	(775)
Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net income	—	—	—	—	155	—	155
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	155	155
Stock-based compensation, net	—	0.9	—	11	—	—	11
Issuance of common stock	—	118.8	1	1,084	—	—	1,085
Preferred dividends declared	—	—	—	—	(123)	—	(123)
Common dividends declared	—	—	—	—	(896)	—	(896)
Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	863	—	863
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(74)	(74)
Stock-based compensation, net	—	1.0	—	18	—	—	18
Issuance of common stock	—	202.1	2	1,965	—	—	1,967
Preferred dividends declared	—	—	—	—	(132)	—	(132)
Common dividends declared	—	—	—	—	(1,137)	—	(1,137)
Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$863	$155	$(1,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	123	201	13
Stock-based compensation, net	18	11	2
Loss on sale of investment securities, net	188	1,567	2,916
Unrealized (gain) loss on investment securities measured at fair value through net income, net	885	(1,678)	3,795
Gain on derivative instruments and other securities, net	(2,028)	(386)	(4,630)
(Increase) decrease in other assets	738	(892)	38
Increase (decrease) in other liabilities	(701)	904	69
Net cash provided by (used in) operating activities	86	(118)	1,013
Investing activities:
Purchases of Agency mortgage-backed securities	(41,762)	(32,216)	(26,842)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(251)	(364)	(1,173)
Proceeds from sale of Agency mortgage-backed securities	22,825	13,608	25,978
Proceeds from sale of credit risk transfer and non-Agency securities	286	732	1,199
Principal collections on Agency mortgage-backed securities	5,832	4,327	6,525
Principal collections on credit risk transfer and non-Agency securities	121	68	209
Payments on U.S. Treasury securities	(18,831)	(30,535)	(27,494)
Proceeds from U.S. Treasury securities	24,601	33,229	25,878
Net proceeds from (payments on) reverse repurchase agreements	(4,793)	(4,510)	4,001
Net proceeds from derivative instruments	803	989	2,907
Net cash provided by (used in) investing activities	(11,169)	(14,672)	11,188
Financing activities:
Proceeds from repurchase arrangements	5,600,336	3,282,218	2,360,328
Payments on repurchase agreements	(5,589,964)	(3,268,054)	(2,371,447)
Payments on debt of consolidated variable interest entities	(15)	(17)	(24)
Net proceeds from preferred stock issuances	—	—	145
Net proceeds from common stock issuances	1,967	1,085	526
Payments for common stock repurchases	—	—	(51)
Cash dividends paid	(1,241)	(1,005)	(869)
Net cash provided by (used in) financing activities	11,083	14,227	(11,392)
Net change in cash, cash equivalents and restricted cash	—	(563)	809
Cash, cash equivalents and restricted cash at beginning of period	1,771	2,334	1,525
Cash, cash equivalents and restricted cash at end of period	$1,771	$1,771	$2,334

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$505	$518	$1,018
Restricted cash	1,266	1,253	1,316
Total cash, cash equivalents and restricted cash, end of period	$1,771	$1,771	$2,334

Supplemental disclosure to cash flow information:
Interest paid	$2,899	$2,246	$557
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of December 31, 2024 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2024 and 2023, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2024 and 2023, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting unit's carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During the three fiscal years ended December 31, 2024, we did not recognize a goodwill impairment charge.
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

Note 3. Investment Securities
As of December 31, 2024 and 2023, our investment portfolio consisted of $66.3 billion and $54.8 billion investment securities, at fair value, respectively, $6.9 billion and $5.4 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $64 million and $44 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $(26) million and $66 million as of December 31, 2024 and 2023, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of December 31, 2024 and 2023, our investment securities had a net unamortized premium balance of $1.0 billion and $1.2 billion, respectively.

The following tables summarize our investment securities as of December 31, 2024 and 2023, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	December 31, 2024		December 31, 2023
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$67,139	$64,049	$55,289	$53,161
Adjustable rate	796	790	293	290
CMO	102	96	127	120
Interest-only and principal-only strips	60	53	67	61
Multifamily	485	476	161	162
Total Agency RMBS	68,582	65,464	55,937	53,794
Non-Agency RMBS [1]	17	15	43	34
CMBS	264	236	303	273
CRT securities	583	633	682	723
Total investment securities	$69,446	$66,348	$56,965	$54,824

	December 31, 2024					December 31, 2023
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$4,447	$—	$—	$—	$4,447	$5,034	$—	$—	$—	$5,034
Unamortized discount	(1)	—	—	—	(1)	(1)	—	—	—	(1)
Unamortized premium	265	—	—	—	265	300	—	—	—	300
Amortized cost	4,711	—	—	—	4,711	5,333	—	—	—	5,333
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(591)	—	—	—	(591)	(517)	—	—	—	(517)
Total available-for-sale securities, at fair value	4,120	—	—	—	4,120	4,816	—	—	—	4,816
Securities remeasured at fair value through earnings:
Par value [2]	63,119	19	270	576	63,984	49,696	44	307	679	50,726
Unamortized discount	(374)	(3)	(8)	(11)	(396)	(170)	(3)	(7)	(9)	(189)
Unamortized premium	1,126	1	2	18	1,147	1,078	2	3	12	1,095
Amortized cost	63,871	17	264	583	64,735	50,604	43	303	682	51,632
Gross unrealized gains	93	—	4	50	147	282	—	2	41	325
Gross unrealized losses	(2,620)	(2)	(32)	—	(2,654)	(1,908)	(9)	(32)	—	(1,949)
Total securities remeasured at fair value through earnings	61,344	15	236	633	62,228	48,978	34	273	723	50,008
Total securities, at fair value	$65,464	$15	$236	$633	$66,348	$53,794	$34	$273	$723	$54,824
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $64 million and $44 million as of December 31, 2024 and 2023, respectively.
2.Par value excludes interest-only securities. As of December 31, 2024 and 2023, Agency RMBS interest-only securities had a par value of $307 million and $336 million, respectively, and non-Agency interest-only securities had a par value of $93 million and $98 million, respectively.

The following table presents the Company's Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of December 31, 2024 and 2023 (in millions):

	December 31,
Investment Type	2024	2023
Fannie Mae	$35,220	$33,119
Freddie Mac	30,216	20,393
Ginnie Mae	28	282
Total	$65,464	$53,794
As of December 31, 2024 and 2023, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	December 31, 2024			December 31, 2023
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$16	$—	$1	$9
AA	8	—	35	—	—	31
A	—	—	31	—	—	25
BBB	6	1	22	144	14	44
BB	87	1	51	137	7	81
B	27	—	43	39	2	55
Not Rated	505	12	38	403	10	28
Total	$633	$15	$236	$723	$34	$273
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $64 million and $44 million as of December 31, 2024 and 2023, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2024 and 2023, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.7% and 11.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2024 and 2023 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2024				December 31, 2023
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$539	$530	7.37%	8.06%	$942	$961	6.57%	5.93%
> 3 years and ≤ 5 years	2,026	2,066	5.96%	5.48%	10,381	10,331	5.94%	5.52%
> 5 years and ≤10 years	56,551	59,479	4.97%	4.66%	40,895	42,988	4.55%	4.10%
> 10 years	7,232	7,371	5.14%	5.24%	2,606	2,685	4.77%	4.63%
Total	$66,348	$69,446	5.03%	4.77%	$54,824	$56,965	4.85%	4.41%
 ________________________________
1.Table excludes other mortgage credit investments of $64 million and $44 million as of December 31, 2024 and 2023, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024	$—	$—	$4,104	$(591)	$4,104	$(591)
December 31, 2023	$—	$—	$4,797	$(517)	$4,797	$(517)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2024, 2023 and 2022 by investment classification of accounting (in millions):

	Fiscal Year 2024			Fiscal Year 2023			Fiscal Year 2022
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(23,299)	$(23,299)	$(524)	$(15,263)	$(15,787)	$(786)	$(29,427)	$(30,213)
Proceeds from investment securities sold [1]	—	23,111	23,111	461	13,759	14,220	744	26,553	27,297
Net gain (loss) on sale of investment securities	$—	$(188)	$(188)	$(63)	$(1,504)	$(1,567)	$(42)	$(2,874)	$(2,916)

Gross gain on sale of investment securities	$—	$164	$164	$—	$19	$19	$2	$10	$12
Gross loss on sale of investment securities	—	(352)	(352)	(63)	(1,523)	(1,586)	(44)	(2,884)	(2,928)
Net gain (loss) on sale of investment securities	$—	$(188)	$(188)	$(63)	$(1,504)	$(1,567)	$(42)	$(2,874)	$(2,916)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During fiscal years 2024, 2023 and 2022, we received principal repayments on available-for-sale securities of $0.6 billion, $0.7 billion and $1.5 billion, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2024, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2024 and 2023, we had $60.8 billion and $50.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2024 and 2023 (dollars in millions):

	December 31, 2024			December 31, 2023
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$55,580	4.77%	10	$40,946	5.61%	11
> 1 to ≤ 3 months	3,782	4.68%	39	7,933	5.55%	64
Investment Securities Repo	59,362	4.76%	11	48,879	5.60%	19
U.S. Treasury Repo:
≤ 1 month	1,436	4.68%	2	1,547	5.54%	2
Total	$60,798	4.76%	11	$50,426	5.60%	19
As of December 31, 2024 and 2023, $25.4 billion and $16.7 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2024, we had $17.3 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 2 days and a weighted average interest rate of 4.61%. As of December 31, 2023, we had $8.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 5.54%. As of December 31, 2024 and 2023, 50% and 48%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 47% and 43% of our repurchase agreement funding outstanding as of December 31, 2024 and 2023, respectively.
Reverse Repurchase Agreements
As of December 31, 2024 and 2023, we had $17.1 billion and $11.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $16.7 billion and $10.9 billion, respectively. As of December 31, 2024 and 2023, $3.9 billion and $3.1 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2024 and 2023 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	2024	2023
Interest rate swaps [1]	Derivative assets, at fair value	$22	$15
Swaptions	Derivative assets, at fair value	39	89
TBA and forward settling non-Agency securities	Derivative assets, at fair value	61	81
U.S. Treasury futures - short	Derivative assets, at fair value	83	—
SOFR futures contracts - long	Derivative assets, at fair value	—	—
Total derivative assets, at fair value		$205	$185

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$(1)
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(87)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(336)
SOFR futures contracts - long	Derivative liabilities, at fair value	(7)	(10)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(94)	$(362)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,575	$1,540
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(16,676)	(10,894)
Total U.S. Treasury securities, net at fair value		$(15,101)	$(9,354)
________________________________
1.As of December 31, 2024 and 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $2.3 billion and $2.9 billion, respectively. As of December 31, 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net asset (liability) of $(6) million.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2024 and 2023 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	December 31, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$8,500	0.14%	4.42%	0.5	$13,750	0.14%	5.37%	0.4
> 1 to ≤ 3 years	10,550	0.22%	4.45%	1.8	15,800	0.17%	5.36%	2.0
> 3 to ≤ 5 years	3,800	0.25%	4.49%	3.9	5,800	0.24%	5.38%	3.9
> 5 to ≤ 7 years	4,150	2.14%	4.46%	5.7	3,900	0.92%	5.37%	6.2
> 7 to ≤ 10 years	12,646	3.52%	4.49%	8.8	5,226	3.06%	5.38%	9.2
Total	$39,646	1.46%	4.46%	4.4	$44,476	0.57%	5.37%	3.0
________________________________
1.As of December 31, 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2023, 80% and 20% of notional amount receive index references SOFR and OIS, respectively.

Receive Fixed / Pay Variable Interest Rate Swaps	December 31, 2024				December 31, 2023
Years to Maturity	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)	Notional Amount	Average Variable Pay Rate [1]	Average Fixed Receive Rate	Average Maturity (Years)
> 1 to ≤ 3 years	$—	—%	—%	0.0	$(1,000)	5.38%	4.65%	1.5
________________________________
1.Pay index references SOFR.

Payer Swaptions		Option			Underlying Payer Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2024	≤ 1 year	$23	$38	5	$2,000	4.16%	10.0
December 31, 2023	≤ 1 year	$28	$86	5	$1,250	2.61%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
December 31, 2024	≤ 1 year	$3	$1	11	$150	2.98%	5.0
December 31, 2023	≤ 1 year	$3	$3	24	$150	2.98%	5.0
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	December 31, 2024			December 31, 2023
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$956	$961	$956	$1,408	$1,419	$1,454
> 5 year ≤ 7 years	(2,722)	(2,685)	(2,302)	(818)	(821)	(703)
> 7 year ≤ 10 years	(12,659)	(12,329)	(11,999)	(8,649)	(8,277)	(8,187)
> 10 years	(1,782)	(1,829)	(1,756)	(1,796)	(1,796)	(1,918)
Total U.S. Treasury securities	$(16,207)	$(15,882)	$(15,101)	$(9,855)	$(9,475)	$(9,354)
________________________________
1.As of December 31, 2024 and 2023, short U.S. Treasury securities totaling $(16.7) billion and $(10.9) billion, at fair value, respectively, had a weighted average yield of 3.85% and 3.64%, respectively. As of December 31, 2024 and 2023, long U.S. Treasury securities totaling $1.6 billion and $1.5 billion, at fair value, respectively, had a weighted average yield of 4.27% and 4.39%, respectively.

U.S. Treasury Futures	December 31, 2024				December 31, 2023
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(1,582)	$(1,734)	$(1,721)	$13	$(2,714)	$(2,961)	$(3,064)	$(103)
> 7 year ≤ 10 years	(500)	(566)	(557)	9	(2,924)	(3,294)	(3,451)	(157)
> 10 years	(2,291)	(2,669)	(2,608)	61	(791)	(913)	(989)	(76)
Total U.S. Treasury futures	$(4,373)	$(4,969)	$(4,886)	$83	$(6,429)	$(7,168)	$(7,504)	$(336)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2024				December 31, 2023
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 5.0%	$—	$—	$—	$—	$90	$89	$91	$2
Total 15-Year TBA securities	—	—	—	—	90	89	91	2
30-Year TBA securities:
≤ 3.0%	(586)	(504)	(497)	7	(29)	(24)	(25)	(1)
3.5%	—	2	—	(2)	—	—	—	—
4.0%	122	112	111	(1)	—	—	—	—
4.5%	2,342	2,210	2,204	(6)	363	343	352	9
5.0%	2,780	2,703	2,700	(3)	1,717	1,704	1,704	—
5.5%	(235)	(180)	(210)	(30)	2,034	2,014	2,047	33
6.0%	2,033	2,036	2,044	8	20	10	21	11
≥ 6.5%	499	508	509	1	1,137	1,152	1,164	12
Total 30-Year TBA securities, net	6,955	6,887	6,861	(26)	5,242	5,199	5,263	64
Total TBA securities, net	$6,955	$6,887	$6,861	$(26)	$5,332	$5,288	$5,354	$66
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of December 31, 2024 and 2023, we held SOFR futures contracts with a long notional position of $1.2 billion and $0.9 billion, respectively, measured on a two-year swap equivalent basis, with a net carrying value of $(7) million and $(10) million, respectively.
As of December 31, 2023, we held centrally cleared credit default swaps ("CDS") with a notional value of $95 million that referenced the Markit CDX Investment Grade or High Yield Grade Index, maturing in December 2028. Under the terms of these contracts, we made fixed periodic payments equal to 1% per annum of the notional value and we were entitled to receive payments in the event of qualifying credit events. As of December 31, 2023, the credit default swaps had a market value of $(6) million and a carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognized variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2024, 2023 and 2022 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2024:
TBA securities, net	$5,332	123,959	(122,336)	$6,955	$(123)
Forward settling non-Agency securities	$—	—	—	$—	—
Interest rate swaps - payer	$44,476	12,095	(16,925)	$39,646	1,020
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(192)	288	$—	(7)
Payer swaptions	$1,250	2,500	(1,750)	$2,000	54
Receiver swaptions	$(150)	—	—	$(150)	(3)
U.S. Treasury securities - short position	$(11,347)	(16,948)	10,503	$(17,792)	844
U.S. Treasury securities - long position	$1,492	7,780	(7,687)	$1,585	(85)
U.S. Treasury futures contracts - short position	$(6,429)	(11,723)	13,779	$(4,373)	409
					$2,100

Fiscal Year 2023:
TBA securities, net	$19,050	164,465	(178,183)	$5,332	$49
Interest rate swaps - payer	$47,825	5,746	(9,095)	$44,476	666
Interest rate swaps - receive, net	$—	(1,000)	—	$(1,000)	4
Credit default swaps - buy protection	$(215)	(1,322)	1,441	$(96)	(13)
Payer swaptions	$3,050	—	(1,800)	$1,250	(21)
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(7,373)	(20,143)	16,169	$(11,347)	(54)
U.S. Treasury securities - long position	$357	14,272	(13,137)	$1,492	(30)
U.S. Treasury futures contracts - short position	$(9,213)	(31,465)	34,249	$(6,429)	(42)
					$559

Fiscal Year 2022:
TBA securities, net	$26,673	312,307	(319,930)	$19,050	$(2,860)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	5,895	(9,295)	$47,825	4,400
Credit default swaps - buy protection	$—	(5,835)	5,620	$(215)	21
Payer swaptions	$13,000	1,750	(11,700)	$3,050	857
Receiver swaptions	$—	(150)	150	$—	—
U.S. Treasury securities - short position	$(9,590)	(15,548)	17,765	$(7,373)	1,482
U.S. Treasury securities - long position	$472	10,202	(10,317)	$357	(32)
U.S. Treasury futures contracts - short position	$(1,500)	(37,493)	29,780	$(9,213)	811
					$4,679
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of December 31, 2024 and 2023, we held SOFR futures contracts with a long notional position of $1.2 billion and $0.9 billion, respectively, measured on a two-year swap equivalent basis. For fiscal years December 31, 2024 and 2023, we recognized a gain (loss) of $13 million and $(10) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of December 31, 2024, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of December 31, 2024, 9% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2024 and 2023 (in millions):

	December 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$59,958	$97	$27	$60,082
CRT - fair value	590	—	—	590
Non-Agency - fair value	206	—	—	206
U.S. Treasury securities - fair value	1,414	—	151	1,565
Accrued interest on pledged securities	279	—	1	280
Restricted cash	386	—	880	1,266
Total	$62,833	$97	$1,059	$63,989

	December 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$49,602	$121	$15	$49,738
CRT - fair value	678	—	—	678
Non-Agency - fair value	262	—	—	262
U.S. Treasury securities - fair value	1,865	—	62	1,927
Accrued interest on pledged securities	217	—	—	217
Restricted cash	9	—	1,244	1,253
Total	$52,633	$121	$1,321	$54,075

________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $33 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2024 and 2023, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2024 and 2023 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2024			December 31, 2023
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$58,180	$60,506	$266	$43,701	$44,918	$188
> 1 and ≤ 2 months	3,842	4,227	13	2,847	3,069	10
> 2 and ≤ 3 months	146	149	—	5,524	5,947	19
Total	$62,168	$64,882	$279	$52,072	$53,934	$217
________________________________
1.Includes $33 million and $42 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2024 and 2023, respectively.
2.Excludes $397 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2023.
Assets Pledged from Counterparties
As of December 31, 2024 and 2023, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2024				December 31, 2023
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$17	$17	$—	$—	$—	$—
U.S. Treasury securities - fair value	16,885	—	—	16,885	11,667	—	306	11,973
Cash	—	28	38	66	—	89	49	138
Total	$16,885	$28	$55	$16,968	$11,667	$89	$355	$12,111

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2024 and 2023 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$61	$—	$61	$—	$(28)	$33
TBA securities, at fair value [1]	61	—	61	(61)	—	—
Receivable under reverse repurchase agreements	17,137	—	17,137	(11,680)	(5,457)	—
Total	$17,259	$—	$17,259	$(11,741)	$(5,485)	$33

December 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(89)	$15
TBA securities, at fair value [1]	80	—	80	(15)	(65)	—
Receivable under reverse repurchase agreements	11,618	—	11,618	(8,433)	(3,181)	4
Total	$11,802	$—	$11,802	$(8,448)	$(3,335)	$19

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2024
TBA securities, at fair value [1]	$87	$—	$87	$(61)	$(26)	$—
Repurchase agreements	60,798	—	60,798	(11,680)	(49,118)	—
Total	$60,885	$—	$60,885	$(11,741)	$(49,144)	$—

December 31, 2023
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	50,426	—	50,426	(8,433)	(41,993)	—
Total	$50,441	$—	$50,441	$(8,448)	$(41,993)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2024 and 2023, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$65,367	$—	$—	$53,673	$—
Agency securities transferred to consolidated VIEs	—	97	—	—	121	—
Credit risk transfer securities	—	633	—	—	723	—
Non-Agency securities	—	251	—	—	307	—
U.S. Treasury securities	1,575	—	—	1,540	—	—
Interest rate swaps [1]	—	22	—	—	15	—
Swaptions	—	39	—	—	89	—
TBA securities	—	61	—	—	81	—
U.S. Treasury futures	83	—	—	—	—	—
Total	$1,658	$66,470	$—	$1,540	$55,009	$—
Liabilities:
Debt of consolidated VIEs	$—	$64	$—	$—	$80	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	16,676	—	—	10,894	—	—
Interest rate swaps [1]	—	—	—	—	1	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	87	—	—	15	—
U.S. Treasury futures	—	—	—	336	—	—
SOFR Futures	7	—	—	10	—	—
Total	$16,683	$151	$—	$11,240	$96	$—
________________________________
1.As of December 31, 2024 and 2023, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $2.3 billion and $2.9 billion, respectively, based on "Level 2" inputs. As of December 31, 2024 and 2023, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net asset (liability) of $0 million and $(6) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of December 31, 2024 and 2023, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of December 31, 2024 and 2023, the carrying value of other mortgage credit investments reported under the equity method of accounting was $64 million and $44 million, respectively.

Note 8. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing (i) net income (loss) available (attributable) to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time- and performance-based restricted stock units ("RSUs") that were outstanding during the period, which were granted under our long-term incentive program to employees and non-employee members of the Board of Directors ("the Board"). Diluted net income (loss) per common share assumes the issuance of all potential common stock equivalents unless doing so would reduce a loss or increase income per common share. Our potential common stock equivalents consist of unvested time- and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Fiscal Year
	2024	2023	2022
Weighted average number of common shares issued and outstanding	781.2	616.6	535.4
Weighted average number of fully vested restricted stock units outstanding	2.2	1.8	1.6
Weighted average number of common shares outstanding - basic	783.4	618.4	537.0
Weighted average number of dilutive unvested restricted stock units outstanding	2.6	1.2	—
Weighted average number of common shares outstanding - diluted	786.0	619.6	537.0
Net income (loss) available (attributable) to common stockholders	$731	$32	$(1,295)
Net income (loss) per common share - basic	$0.93	$0.05	$(2.41)
Net income (loss) per common share - diluted	$0.93	$0.05	$(2.41)
For the year ended December 31, 2022, 1.1 million of potentially dilutive unvested time- and performance-based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because including them would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2024 and 2023, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of December 31, 2024 and 2023, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2024 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.01991%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	9.24091%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.90191%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C, D and E per annum dividend rates represent the rates in effect as of December 31, 2024.
3.The Series C, D and E dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus spreads of 5.111%, 4.332% and 4.993%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period (the conversion date) for the Series F Preferred Stock, the dividend for such series will accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 4.697% per annum, resetting quarterly in accordance with the certificate of designations for such series and the LIBOR Act. At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate plus a spread of 4.39% per annum and will reset in accordance with the certificate of designations for such series.
4.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock sold under the sales agreements during fiscal years 2024, 2023 and 2022 (in millions, except for per share data). As of December 31, 2024, shares of our common stock with an aggregate offering price of $1.2 billion remained authorized for issuance under this program through December 31, 2025.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2024	$9.73	202.1	$1,967
Fiscal Year 2023	$9.14	118.8	$1,085
Fiscal Year 2022	$9.39	56.0	$526
Common Stock Repurchase Program
We are authorized by our Board to repurchase shares of our common stock in open market, through privately negotiated transactions, or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The following table includes a summary of shares of our common stock repurchased during fiscal year 2022 (in millions, except for per share data). During fiscal years 2023 and 2024, we did not repurchase shares under this program. As of December 31, 2024, shares of our common stock with an aggregate repurchase price of $1.0 billion remained authorized for repurchase through December 31, 2026.

Common Stock Repurchases	Average Price Paid Per Share [1]	Shares	Net Cost
Fiscal Year 2022	$10.78	4.7	$51

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2024, 2023 and 2022 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share [1]
Series C Preferred Stock
Fiscal year 2024	$35	$2.672820
Fiscal year 2023	$34	$2.660390
Fiscal year 2022	$25	$1.886880
Series D Preferred Stock
Fiscal year 2024	$21	$2.278248
Fiscal year 2023	$16	$1.718750
Fiscal year 2022	$16	$1.718750
Series E Preferred Stock
Fiscal year 2024	$30	$1.851370
Fiscal year 2023	$26	$1.625000
Fiscal year 2022	$26	$1.625000
Series F Preferred Stock
Fiscal year 2024	$35	$1.531250
Fiscal year 2023	$35	$1.531250
Fiscal year 2022	$35	$1.531250
Series G Preferred Stock
Fiscal year 2024	$12	$1.937520
Fiscal year 2023	$12	$1.937520
Fiscal year 2022	$4	$0.651220
Common Stock
Fiscal year 2024	$1,137	$1.440000
Fiscal year 2023	$896	$1.440000
Fiscal year 2022	$775	$1.440000
________________________________
1.Preferred stock per share amounts are per depositary share.

The following table summarizes our tax characterization of distributions to stockholders for fiscal years 2024, 2023 and 2022. Distributions included in the table below are based on the fiscal tax year for which the distribution is attributed to for stockholders in accordance with rules promulgated under the Internal Revenue Code:

		Tax Characterization [1]
Tax Year	Distribution Rate [1]	Ordinary Dividend Per Share	Qualified Dividends	Capital Gain Dividend Per Share	Non-Dividend Distributions	Section 199A Dividend
Series C Preferred Stock
Fiscal year 2024	$2.721090	$2.721090	$—	$—	$—	$2.721090
Fiscal year 2023	$2.546340	$2.546340	$—	$—	$—	$2.546340
Fiscal year 2022	$1.750000	$1.750000	$—	$—	$—	$1.750000
Series D Preferred Stock
Fiscal year 2024	$2.117545	$2.117545	$—	$—	$—	$2.117545
Fiscal year 2023	$1.718750	$1.718750	$—	$—	$—	$1.718750
Fiscal year 2022	$1.718750	$1.718750	$—	$—	$—	$1.718750
Series E Preferred Stock
Fiscal year 2024	$1.625000	$1.625000	$—	$—	$—	$1.625000
Fiscal year 2023	$1.625000	$1.625000	$—	$—	$—	$1.625000
Fiscal year 2022	$1.625000	$1.625000	$—	$—	$—	$1.625000
Series F Preferred Stock
Fiscal year 2024	$1.531250	$1.531250	$—	$—	$—	$1.531250
Fiscal year 2023	$1.531250	$1.531250	$—	$—	$—	$1.531250
Fiscal year 2022	$1.531250	$1.531250	$—	$—	$—	$1.531250
Series G Preferred Stock
Fiscal year 2024	$1.937520	$1.937520	$—	$—	$—	$1.937520
Fiscal year 2023	$2.104360	$2.104360	$—	$—	$—	$2.104360
Common Stock
Fiscal year 2024	$1.440000	$1.440000	$—	$—	$—	$1.440000
Fiscal year 2023	$1.560000	$1.560000	$—	$—	$—	$1.560000
Fiscal year 2022	$1.440000	$0.669420	$—	$—	$0.770580	$0.669420
________________________________
1.Preferred stock per share amounts are per depositary share.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2024, 2023 and 2022 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2024	2023	2022
Beginning Balance	$(517)	$(672)	$301
OCI before reclassifications	(74)	92	(1,015)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	63	42
Ending Balance	$(591)	$(517)	$(672)

Note 10. Segment Reporting
Our investment portfolio consists primarily of Agency RMBS, and we fund our investments primarily through collateralized borrowings structured as repurchase agreements. As part of our operations, we are exposed to market risks, including interest rate, prepayment, extension, spread, and credit risks.

Our portfolio is managed as a whole, with investment and hedging decisions assessed collectively by the Chief Operating Decision Maker (CODM). The CODM, represented by our Chief Executive Officer with the support of our Executive Management Committee, allocates resources and evaluates financial performance by considering the market risks identified above. The CODM also considers factors such as total assets and repurchase agreements outstanding, as reported on the consolidated balance sheet; our TBA position, as disclosed in Note 5. Derivative and Other Hedging Instruments; our ability to hedge certain risks; and our intention to qualify as a REIT. Consequently, the Company operates as a single reportable segment, as reflected in the accompanying consolidated financial statements and notes.
The CODM assesses performance using comprehensive income (loss), as reported on the consolidated statement of comprehensive income (loss). Comprehensive income (loss) is a key determinant of the Company’s economic return, calculated as the change in tangible stockholders’ equity attributable to common stockholders plus common stock dividends declared, divided by the prior period’s tangible stockholders’ equity attributable to common stockholders. This measure is used to monitor actual results, benchmark performance against peers, and inform management’s compensation. Additionally, the CODM also evaluates consolidated expense information, including interest expense, compensation and benefits, and other operating expenses, as significant metrics in decision-making.

Note 11. Stock-Based Compensation
During fiscal years 2024, 2023 and 2022, we granted RSU awards to employees with a grant date fair value of $10 million, $11 million and $8 million, respectively, which generally vest annually over a three-year period, and we granted RSU awards to independent directors of $1.2 million, $1.2 million and $1.0 million, respectively, which vest at the end of a one-year period from grant date. We also granted PSU awards to employees which generally vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2024, 2023 and 2022 as of the grant date was $10 million, $10 million and $11 million, respectively, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
Our 2016 Equity Plan, as amended, authorizes a total of 40 million shares of our common stock that may be used to satisfy awards granted under the Plan, subject to the share counting rules set forth within the Plan. As of December 31, 2024, 26.0 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee, (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2024. Unvested PSU awards assume the maximum potential payout under the terms of the award. As of December 31, 2024, 2.0 million of deferred awards, including accrued dividend equivalents, were outstanding.
During fiscal years 2024, 2023 and 2022, we recognized total compensation expense of $23.5 million, $15.0 million and $11.6 million, respectively, for stock-based awards to employees, and we recognized other operating expense of $1.2 million, $1.1 million and $1.0 million, respectively, for stock-based awards to independent directors. Compensation expense for PSU awards is based on our estimate of the probability that the performance criteria for PSU awards will be achieved and, if applicable, includes a cumulative effect adjustment for changes in our estimate from the prior year period. As of December 31, 2024, we estimate that 75.5% of target for PSU awards granted in fiscal year 2022 will vest based on actual performance achieved through the end of the performance measurement period and that 115% and 100% of target will vest for PSU awards granted in fiscal years 2023 and 2024, respectively, based on our estimate of the probability that the performance criteria for these awards will be achieved. As of December 31, 2024, we had $18 million of unrecognized expense related to stock-based awards that we expect to recognize over a weighted average period of 1.4 years.
The following tables summarizes awards under our 2016 Equity Plan for fiscal years 2024, 2023 and 2022:

RSU Awards	RSU Awards [1]	Weighted Average Grant Date Fair Value [2]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2021	1,050,027	$15.15	$—
Granted	687,733	$12.85	$—
Accrued RSU dividend equivalents	159,039	$—	$—
Vested	(558,796)	$14.68	$12.70
Forfeitures	(4,312)	$13.43	$—
Unvested balance as of December 31, 2022	1,333,691	$12.36	$—
Granted	1,140,758	$10.67	$—
Accrued RSU dividend equivalents	273,189	$—	$—
Vested	(703,557)	$12.28	$9.88
Unvested balance as of December 31, 2023	2,044,081	$9.79	$—
Granted	1,154,343	$9.52	$—
Accrued RSU dividend equivalents	337,739	$—	$—
Vested	(1,062,526)	$9.71	$9.56
Unvested balance as of December 31, 2024	2,473,637	$8.36	$—
________________________________
1.There were no forfeitures of awards during the fiscal years 2023 and 2024.
2.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

PSU Awards	PSUs at Target Performance Level [1]	Weighted Average Grant Date Fair Value [2]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2021	2,212,660	$14.52	$—
Granted	826,971	$12.99	$—
Accrued PSU dividend equivalents	279,484	$—	$—
Vested	(938,540)	$13.02	$13.85
Unvested balance as of December 31, 2022 [4]	2,380,575	$12.87	$—
Granted	950,840	$10.59	$—
Accrued PSU dividend equivalents	402,368	$—	$—
Performance adjustment - March 2021 base grant	(210,425)	$15.96	$—
Performance adjustment - accrued PSU dividend equivalents [3]	(87,375)	$—	$—
Vested	(699,128)	$14.18	$11.48
Unvested balance as of December 31, 2023	2,736,855	$10.03	$—
Granted	1,058,466	$9.58	$—
Accrued PSU dividend equivalents	489,216	$—	$—
Performance adjustment - March 2022 base grant [3]	(142,273)	$12.99	$—
Performance adjustment - accrued PSU dividend equivalents [3]	(74,832)	$—	$—
Vested	(595,992)	$11.13	$9.56
Unvested balance as of December 31, 2024 [4]	3,471,440	$8.38	$—
_______________________
1.There were no forfeitures of awards during the periods presented.
2.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
3.Performance adjustments reflect adjustments for actual performance achieved relative to target, measured at the end of the performance period.
4.The unvested balance as of December 31, 2024 assumes actual performance achievement of 75.5% of target for PSU awards granted in fiscal year 2022 that are scheduled to vest in fiscal year 2024 and target levels of performance (100%) for PSU awards granted in fiscal years 2023 and 2024. The actual number of PSUs that will vest for the 2023 and 2024 PSU awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets. As of December 31, 2024, we estimate that 115.0% and 100.0% of the 2023 and 2024 PSU awards, respectively, will vest based on our estimate of the probability that the performance criteria for the awards will be achieved.

Note 12. Income Taxes
We did not incur an income tax liability for the years ended December 31, 2023 and 2022 and we do not expect to incur an income tax liability for the year ended December 31, 2024.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740, Income Taxes, as of December 31, 2024 or prior periods. Our tax returns for tax years 2021 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).

PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the "2025 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF REGISTRANT", and "BOARD AND GOVERNANCE MATTERS."
Insider Trading Policy
The Company has adopted the AGNC Investment Corp. Policy on Insider Trading that applies to our directors, officers, employees, independent contractors, and certain of their respective family members. We believe the policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2025 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2025 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2025 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2025 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2024 and 2023
    Consolidated Statements of Comprehensive Income for fiscal years 2024, 2023 and 2022
    Consolidated Statements of Stockholders' Equity for fiscal years 2024, 2023 and 2022
    Consolidated Statements of Cash Flows for fiscal years 2024, 2023 and 2022
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
†* 10.1    Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057) filed October 25, 2021.
†* 10.2    Sixth Amended and Restated Employment Agreement dated July18, 2024, between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed July 19, 2024.

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
†* 10.12    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed February 3, 2023.
†* 10.13    Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Sean Reid, incorporated by reference to Exhibit 10 of Form 10-Q (File No. 001-34057), filed May 7, 2024.
†* 10.14    Amended and Restated AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No, 001-34057), filed February 23, 2022.
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
†* 10.21    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Plan Language, incorporated herein by reference to Exhibit 10.20 of Form 10-K (File No. 001-34057), filed February 22, 2024.
†* 10.22    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Plan Language, incorporated herein by reference to Exhibit 10.21 of Form 10-K (File No. 001-34057), filed February 22, 2024.
*14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 18, 2024, incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-34057) filed August 5, 2024.
19    AGNC Investment Corp. Policy on Insider Trading, adopted July 18, 2024, filed herewith.
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
31.1    Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2    Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32    Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1    AGNC Investment Corp. Compensation Clawback Policy, incorporated herein by reference to Exhibit 97.1 of Form 10-K (File No. 001-34057), filed Februrary 22, 2024.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	February 21, 2025
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ PETER J. FEDERICO	Director, President and Chief Executive Officer (Principal Executive Officer)	February 21, 2025
Peter J. Federico

	/s/ BERNICE E. BELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
Bernice E. Bell

	/s/ GARY D. KAIN	Director, Executive Chair	February 21, 2025
Gary D. Kain

	*	Director	February 21, 2025
Donna J. Blank

	*	Director	February 21, 2025
Morris A. Davis

	*	Director	February 21, 2025
John D. Fisk

	*	Director	February 21, 2025
Andrew A. Johnson, Jr.

	*	Director	February 21, 2025
Prue B. Larocca

	*	Director	February 21, 2025
Paul E. Mullings

	*	Director	February 21, 2025
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact