Form 10-Q
period 2025-03-31
AGNC Investment Corp.
filed 2025-05-02
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2025 was 1,020,375,406.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $63,275 and $59,952, respectively)	$70,363	$65,367
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	95	97
Credit risk transfer securities, at fair value (including pledged securities of $595 and $590, respectively)	640	633
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $173 and $206, respectively)	290	315
U.S. Treasury securities, at fair value (including pledged securities of $3,268 and $1,565, respectively)	3,280	1,575
Cash and cash equivalents	455	505
Restricted cash	1,263	1,266
Derivative assets, at fair value	98	205
Receivable for investment securities sold (including pledged securities of $908 and $0, respectively)	909	—
Receivable under reverse repurchase agreements	17,604	17,137
Goodwill	526	526
Other assets	366	389
Total assets	$95,889	$88,015
Liabilities:
Repurchase agreements	$66,138	$60,798
Debt of consolidated variable interest entities, at fair value	62	64
Payable for investment securities purchased	1,843	74
Derivative liabilities, at fair value	70	94
Dividends payable	148	143
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	17,180	16,676
Other liabilities	406	404
Total liabilities	85,847	78,253
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 949.0 and 897.4 shares issued and outstanding, respectively	9	9
Additional paid-in capital	17,769	17,264
Retained deficit	(8,872)	(8,554)
Accumulated other comprehensive loss	(498)	(591)
Total stockholders' equity	10,042	9,762
Total liabilities and stockholders' equity	$95,889	$88,015
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Interest income:
Interest income	$846	$642
Interest expense	687	672
Net interest income (expense)	159	(30)
Other gain (loss), net:
Loss on sale of investment securities, net	(245)	(91)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	1,183	(471)
Gain (loss) on derivative instruments and other investments, net	(1,019)	1,059
Total other gain (loss), net:	(81)	497
Expenses:
Compensation and benefits	19	16
Other operating expense	9	8
Total operating expense	28	24
Net income	50	443
Dividends on preferred stock	35	31
Net income available to common stockholders	$15	$412

Net income	$50	$443
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	93	(77)
Comprehensive income	143	366
Dividends on preferred stock	35	31
Comprehensive income available to common stockholders	$108	$335

Weighted average number of common shares outstanding - basic	918.3	702.2
Weighted average number of common shares outstanding - diluted	921.9	704.2
Net income per common share - basic	$0.02	$0.59
Net income per common share - diluted	$0.02	$0.59
Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	443	—	443
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(77)	(77)
Stock-based compensation, net	—	0.9	—	(1)	—	—	(1)
Issuance of common stock	—	25.1	—	241	—	—	241
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(254)	—	(254)
Balance, March 31, 2024	$1,634	720.3	$7	$15,521	$(7,990)	$(594)	$8,578

Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net income	—	—	—	—	50	—	50
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	93	93
Stock-based compensation, net	—	1.9	—	(4)	—	—	(4)
Issuance of common stock	—	49.7	—	509	—	—	509
Preferred dividends declared	—	—	—	—	(35)	—	(35)
Common dividends declared	—	—	—	—	(333)	—	(333)
Balance, March 31, 2025	$1,634	949.0	$9	$17,769	$(8,872)	$(498)	$10,042
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$50	$443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	39	37
Stock-based compensation, net	(4)	(1)
Loss on sale of investment securities, net	245	91
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,183)	471
(Gain) loss on derivative instruments and other securities, net	1,019	(1,059)
(Increase) decrease in other assets	(17)	797
Increase (decrease) in other liabilities	43	(759)
Net cash provided by operating activities	192	20
Investing activities:
Purchases of Agency mortgage-backed securities	(6,878)	(6,337)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(41)	(84)
Proceeds from sale of Agency mortgage-backed securities	2,199	5,060
Proceeds from sale of credit risk transfer and non-Agency securities	52	62
Principal collections on Agency mortgage-backed securities	1,538	1,065
Principal collections on credit risk transfer and non-Agency securities	6	12
Payments on U.S. Treasury securities	(9,578)	(3,387)
Proceeds from U.S. Treasury securities	7,818	4,446
Net payments on reverse repurchase agreements	(261)	(644)
Net proceeds from (payments on) derivative instruments	(582)	389
Net cash provided by (used in) investing activities	(5,727)	582
Financing activities:
Proceeds from repurchase arrangements	1,523,750	1,140,681
Payments on repurchase agreements	(1,518,410)	(1,141,136)
Payments on debt of consolidated variable interest entities	(4)	(4)
Net proceeds from common stock issuances	509	241
Cash dividends paid	(363)	(282)
Net cash provided by (used in) financing activities	5,482	(500)
Net change in cash, cash equivalents and restricted cash	(53)	102
Cash, cash equivalents and restricted cash at beginning of period	1,771	1,771
Cash, cash equivalents and restricted cash at end of period	$1,718	$1,873

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$455	$505
Restricted cash	1,263	1,368
Total cash, cash equivalents and restricted cash, end of period	$1,718	$1,873
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of March 31, 2025 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of March 31, 2025 and December 31, 2024, our investment portfolio consisted of $71.3 billion and $66.3 billion investment securities, at fair value, respectively, $7.5 billion and $6.9 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $63 million and $64 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $44 million and $(26) million as of March 31, 2025 and December 31, 2024, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of March 31, 2025 and December 31, 2024, our investment securities had a net unamortized premium balance of $1.0 billion and $1.0 billion, respectively.

The following tables summarize our investment securities as of March 31, 2025 and December 31, 2024, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	March 31, 2025		December 31, 2024
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$70,307	$68,468	$67,139	$64,049
Adjustable rate	783	785	796	790
CMO	96	92	102	96
Interest-only and principal-only strips	82	75	60	53
Multifamily	1,033	1,038	485	476
Total Agency RMBS	72,301	70,458	68,582	65,464
Non-Agency RMBS [1]	17	15	17	15
CMBS	235	212	264	236
CRT securities	595	640	583	633
Total investment securities	$73,148	$71,325	$69,446	$66,348

	March 31, 2025					December 31, 2024
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$4,313	$—	$—	$—	$4,313	$4,447	$—	$—	$—	$4,447
Unamortized discount	(1)	—	—	—	(1)	(1)	—	—	—	(1)
Unamortized premium	260	—	—	—	260	265	—	—	—	265
Amortized cost	4,572	—	—	—	4,572	4,711	—	—	—	4,711
Gross unrealized gains	1	—	—	—	1	—	—	—	—	—
Gross unrealized losses	(499)	—	—	—	(499)	(591)	—	—	—	(591)
Total available-for-sale securities, at fair value	4,074	—	—	—	4,074	4,120	—	—	—	4,120
Securities remeasured at fair value through earnings:
Par value [2]	66,974	19	238	586	67,817	63,119	19	270	576	63,984
Unamortized discount	(380)	(3)	(5)	(11)	(399)	(374)	(3)	(8)	(11)	(396)
Unamortized premium	1,135	1	2	20	1,158	1,126	1	2	18	1,147
Amortized cost	67,729	17	235	595	68,576	63,871	17	264	583	64,735
Gross unrealized gains	376	—	3	45	424	93	—	4	50	147
Gross unrealized losses	(1,721)	(2)	(26)	—	(1,749)	(2,620)	(2)	(32)	—	(2,654)
Total securities remeasured at fair value through earnings	66,384	15	212	640	67,251	61,344	15	236	633	62,228
Total securities, at fair value	$70,458	$15	$212	$640	$71,325	$65,464	$15	$236	$633	$66,348
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $63 million and $64 million as of March 31, 2025 and December 31, 2024, respectively.
2.Par value excludes interest-only securities. As of March 31, 2025 and December 31, 2024, Agency RMBS interest-only securities had a par value of $1,975 million and $307 million, respectively, and non-Agency interest-only securities had a par value of $93 million and $93 million, respectively.

The following table presents the Company's Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of March 31, 2025 and December 31, 2024 (in millions):

Investment Type	March 31, 2025	December 31, 2024
Fannie Mae	$36,757	$35,220
Freddie Mac	33,672	30,216
Ginnie Mae	29	28
Total	$70,458	$65,464
As of March 31, 2025 and December 31, 2024, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2025			December 31, 2024
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$6	$—	$1	$16
AA	8	—	23	8	—	35
A	—	—	28	—	—	31
BBB	5	1	19	6	1	22
BB	86	1	40	87	1	51
B	32	—	48	27	—	43
Not Rated	509	12	48	505	12	38
Total	$640	$15	$212	$633	$15	$236
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $63 million and $64 million as of March 31, 2025 and December 31, 2024, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2025 and December 31, 2024, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 8.3% and 7.7%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2025 and December 31, 2024 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2025				December 31, 2024
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$536	$548	7.31%	7.14%	$539	$530	7.37%	8.06%
> 3 years and ≤ 5 years	5,660	5,611	6.21%	5.74%	2,026	2,066	5.96%	5.48%
> 5 years and ≤10 years	61,379	63,212	5.00%	4.75%	56,551	59,479	4.97%	4.66%
> 10 years	3,750	3,777	5.24%	5.21%	7,232	7,371	5.14%	5.24%
Total	$71,325	$73,148	5.12%	4.87%	$66,348	$69,446	5.03%	4.77%
 ________________________________
1.Table excludes other mortgage credit investments of $63 million and $64 million as of March 31, 2025 and December 31, 2024, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025	$—	$—	$4,057	$(499)	$4,057	$(499)
December 31, 2024	$—	$—	$4,104	$(591)	$4,104	$(591)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2025 and 2024 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2025			2024
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(3,405)	$(3,405)	$—	$(5,218)	$(5,218)
Proceeds from investment securities sold [1]	—	3,160	3,160	—	5,127	5,127
Net gain (loss) on sale of investment securities	$—	$(245)	$(245)	$—	$(91)	$(91)

Gross gain on sale of investment securities	$—	$21	$21	$—	$10	$10
Gross loss on sale of investment securities	—	(266)	(266)	—	(101)	(101)
Net gain (loss) on sale of investment securities	$—	$(245)	$(245)	$—	$(91)	$(91)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the three months ended March 31, 2025 and 2024, we received principal repayments on available-for-sale securities of $134 million and $143 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2025, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of March 31, 2025 and December 31, 2024, we had $66.1 billion and $60.8 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025			December 31, 2024
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$52,438	4.47%	10	$55,580	4.77%	10
> 1 to ≤ 3 months	9,013	4.48%	43	3,782	4.68%	39
> 3 to ≤ 6 months	1,271	4.43%	112	—	—%	—
> 9 to ≤ 12 months	528	4.42%	298	—	—%	—
Investment Securities Repo	63,250	4.47%	19	59,362	4.76%	11
U.S. Treasury Repo:
≤ 1 month	2,888	4.46%	1	1,436	4.68%	2
Total	$66,138	4.47%	18	$60,798	4.76%	11
As of March 31, 2025 and December 31, 2024, $25.7 billion and $25.4 billion, respectively, of our investment securities repurchase agreements and $2.2 billion of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2025, we had $17.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 4.42%. As of December 31, 2024, we had $17.3 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 4.61%. As of March 31, 2025 and December 31, 2024, 49% and 50%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 47% and 47% of our repurchase agreement funding outstanding as of March 31, 2025 and December 31, 2024, respectively.
Reverse Repurchase Agreements
As of March 31, 2025 and December 31, 2024, we had $17.6 billion and $17.1 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $17.2 billion and $16.7 billion, respectively. As of March 31, 2025 and December 31, 2024, $4.1 billion and $3.9 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2025 and December 31, 2024 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2025	December 31, 2024
Interest rate swaps [1]	Derivative assets, at fair value	$2	$22
Swaptions	Derivative assets, at fair value	17	39
TBA and forward settling non-Agency securities	Derivative assets, at fair value	72	61
U.S. Treasury futures - short	Derivative assets, at fair value	1	83
SOFR futures contracts - long	Derivative assets, at fair value	6	—
Total derivative assets, at fair value		$98	$205

Interest rate swaps [1]	Derivative liabilities, at fair value	$(3)	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(28)	(87)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(39)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	—	(7)
Total derivative liabilities, at fair value		$(70)	$(94)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$3,280	$1,575
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(17,180)	(16,676)
Total U.S. Treasury securities, net at fair value		$(13,900)	$(15,101)
________________________________
1.As of March 31, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $1.4 billion and $2.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2025 and December 31, 2024 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	March 31, 2025				December 31, 2024
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$9,250	0.15%	4.38%	0.3	$8,500	0.14%	4.42%	0.5
> 1 to ≤ 3 years	9,800	0.21%	4.39%	1.6	10,550	0.22%	4.45%	1.8
> 3 to ≤ 5 years	4,800	0.36%	4.40%	3.9	3,800	0.25%	4.49%	3.9
> 5 to ≤ 7 years	4,450	3.03%	4.41%	6.0	4,150	2.14%	4.46%	5.7
> 7 to ≤ 10 years	19,496	3.72%	4.41%	9.0	12,646	3.52%	4.49%	8.8
Total	$47,796	1.91%	4.40%	5.0	$39,646	1.46%	4.46%	4.4
________________________________
1.As of March 31, 2025, 85% and 15% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively.

Payer Swaptions		Option			Underlying Payer Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
March 31, 2025	≤ 1 year	$34	$16	10	$2,000	4.59%	10.0
December 31, 2024	≤ 1 year	$23	$38	5	$2,000	4.16%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
March 31, 2025	≤ 1 year	$3	$1	8	$150	2.98%	5.0
December 31, 2024	≤ 1 year	$3	$1	11	$150	2.98%	5.0
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	March 31, 2025			December 31, 2024
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$(1,056)	$(1,053)	$(1,058)	$956	$961	$956
> 5 year ≤ 7 years	(671)	(657)	(507)	(2,722)	(2,685)	(2,302)
> 7 year ≤ 10 years	(10,910)	(10,531)	(10,526)	(12,659)	(12,329)	(11,999)
> 10 years	(1,783)	(1,829)	(1,809)	(1,782)	(1,829)	(1,756)
Total U.S. Treasury securities	$(14,420)	$(14,070)	$(13,900)	$(16,207)	$(15,882)	$(15,101)
________________________________
1.As of March 31, 2025 and December 31, 2024, short U.S. Treasury securities totaling $(17.2) billion and $(16.7) billion, at fair value, respectively, had a weighted average yield of 4.06% and 3.85%, respectively. As of March 31, 2025 and December 31, 2024, long U.S. Treasury securities totaling $3.3 billion and $1.6 billion, at fair value, respectively, had a weighted average yield of 4.42% and 4.27%, respectively.

U.S. Treasury Futures	March 31, 2025				December 31, 2024
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$668	$742	$743	$1	$(1,582)	$(1,734)	$(1,721)	$13
> 7 year ≤ 10 years	(150)	(169)	(171)	(2)	(500)	(566)	(557)	9
> 10 years	(2,041)	(2,357)	(2,394)	(37)	(2,291)	(2,669)	(2,608)	61
Total U.S. Treasury futures	$(1,523)	$(1,784)	$(1,822)	$(38)	$(4,373)	$(4,969)	$(4,886)	$83
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2025				December 31, 2024
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
30-Year TBA securities:
≤ 3.0%	50	41	38	(3)	(586)	(504)	(497)	7
3.5%	200	181	180	(1)	—	2	—	(2)
4.0%	972	906	904	(2)	122	112	111	(1)
4.5%	3,736	3,549	3,570	21	2,342	2,210	2,204	(6)
5.0%	4,517	4,417	4,421	4	2,780	2,703	2,700	(3)
5.5%	(2,193)	(2,189)	(2,178)	11	(235)	(180)	(210)	(30)
6.0%	365	356	370	14	2,033	2,036	2,044	8
≥ 6.5%	164	168	168	—	499	508	509	1
Total TBA securities, net	$7,811	$7,429	$7,473	$44	$6,955	$6,887	$6,861	$(26)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of March 31, 2025 and December 31, 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $1.2 billion, respectively, measured on a two-year swap equivalent basis, with a net carrying value of $6 million and $(7) million, respectively.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2025:
TBA securities, net	$6,955	27,967	(27,111)	$7,811	$77
Interest rate swaps - payer	$39,646	8,150	—	$47,796	(569)
Payer swaptions	$2,000	1,500	(1,500)	$2,000	(19)
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,792)	(3,821)	3,977	$(17,636)	(460)
U.S. Treasury securities - long position	$1,585	5,388	(3,757)	$3,216	60
U.S. Treasury futures contracts - short position	$(4,373)	(1,441)	4,291	$(1,523)	(100)
					$(1,011)

Three months ended March 31, 2024:
TBA securities, net	$5,332	25,390	(22,071)	$8,651	$(58)
Interest rate swaps - payer	$44,476	5,170	(5,250)	$44,396	658
Interest rate swaps - receiver	$(1,000)	—	—	$(1,000)	(9)
Credit default swaps - buy protection	$(96)	—	—	$(96)	(3)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(11,347)	(3,101)	1,641	$(12,807)	338
U.S. Treasury securities - long position	$1,492	1,669	(1,346)	$1,815	(43)
U.S. Treasury futures contracts - short position	$(6,429)	(3,384)	6,774	$(3,039)	186
					$1,102
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of March 31, 2025 and 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $0.7 billion, respectively, measured on a two-year swap equivalent basis. For the three months ended March 31, 2025 and 2024, we recognized a gain (loss) of $10 million and $(10) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of March 31, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of March 31, 2025, 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$64,116	$95	$100	$64,311
CRT - fair value	595	—	—	595
Non-Agency - fair value	173	—	—	173
U.S. Treasury securities - fair value	2,866	—	403	3,269
Accrued interest on pledged securities	296	—	9	305
Restricted cash	383	—	880	1,263
Total	$68,429	$95	$1,392	$69,916

	December 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$59,958	$97	$27	$60,082
CRT - fair value	590	—	—	590
Non-Agency - fair value	206	—	—	206
U.S. Treasury securities - fair value	1,414	—	151	1,565
Accrued interest on pledged securities	279	—	1	280
Restricted cash	386	—	880	1,266
Total	$62,833	$97	$1,059	$63,989
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $33 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2025 and December 31, 2024, respectively.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2025 and December 31, 2024 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2025			December 31, 2024
Securities Pledged by Remaining Maturity of Repurchase Agreements [1]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$56,493	$57,606	$253	$58,180	$60,506	$266
> 1 and ≤ 2 months	9,133	9,581	35	3,842	4,227	13
> 2 and ≤ 3 months	252	258	1	146	149	—
> 3 months	1,872	2,037	7	—	—	—
Total	$67,750	$69,482	$296	$62,168	$64,882	$279
________________________________
1.Includes $33 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2025 and December 31, 2024, respectively.
Assets Pledged from Counterparties
As of March 31, 2025 and December 31, 2024, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2025				December 31, 2024
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$21	$21	$—	$—	$17	$17
U.S. Treasury securities - fair value	17,476	—	—	17,476	16,885	—	—	16,885
Cash	—	18	2	20	—	28	38	66
Total	$17,476	$18	$23	$17,517	$16,885	$28	$55	$16,968

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2025
Interest rate swap and swaption agreements, at fair value [1]	$19	$—	$19	$—	$(17)	$2
TBA securities, at fair value [1]	72	—	72	(28)	(42)	2
Receivable under reverse repurchase agreements	17,604	—	17,604	(12,991)	(4,613)	—
Total	$17,695	$—	$17,695	$(13,019)	$(4,672)	$4

December 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$61	$—	$61	$—	$(28)	$33
TBA securities, at fair value [1]	61	—	61	(61)	—	—
Receivable under reverse repurchase agreements	17,137	—	17,137	(11,680)	(5,457)	—
Total	$17,259	$—	$17,259	$(11,741)	$(5,485)	$33

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2025
Interest rate swap agreements, at fair value [1]	$3	$—	$3	$—	$(3)	$—
TBA securities, at fair value [1]	28	—	28	(28)	—	—
Repurchase agreements	66,138	—	66,138	(12,991)	(53,147)	—
Total	$66,169	$—	$66,169	$(13,019)	$(53,150)	$—

December 31, 2024
TBA securities, at fair value [1]	$87	$—	$87	$(61)	$(26)	$—
Repurchase agreements	60,798	—	60,798	(11,680)	(49,118)	—
Total	$60,885	$—	$60,885	$(11,741)	$(49,144)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2025 and December 31, 2024, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$70,363	$—	$—	$65,367	$—
Agency securities transferred to consolidated VIEs	—	95	—	—	97	—
Credit risk transfer securities	—	640	—	—	633	—
Non-Agency securities	—	227	—	—	251	—
U.S. Treasury securities	3,280	—	—	1,575	—	—
Interest rate swaps [1]	—	2	—	—	22	—
Swaptions	—	17	—	—	39	—
TBA securities	—	72	—	—	61	—
SOFR Futures	6	—	—	—	—	—
U.S. Treasury futures	1	—	—	83	—	—
Total	$3,287	$71,416	$—	$1,658	$66,470	$—
Liabilities:
Debt of consolidated VIEs	$—	$62	$—	$—	$64	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	17,180	—	—	16,676	—	—
Interest rate swaps [1]	—	3	—	—	—	—
TBA securities	—	28	—	—	87	—
U.S. Treasury futures	39	—	—	—	—	—
SOFR Futures	—	—	—	7	—	—
Total	$17,219	$93	$—	$16,683	$151	$—
________________________________
1.As of March 31, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $1.4 billion and $2.3 billion, respectively, based on "Level 2" inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of March 31, 2025 and December 31, 2024, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of March 31, 2025 and December 31, 2024, the carrying value of other mortgage credit investments reported under the equity method of accounting was $63 million and $64 million, respectively.

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

	Three Months Ended March 31,
	2025	2024
Weighted average number of common shares issued and outstanding	916.1	700.1
Weighted average number of fully vested restricted stock units outstanding	2.2	2.1
Weighted average number of common shares outstanding - basic	918.3	702.2
Weighted average number of dilutive unvested restricted stock units outstanding	3.6	2.0
Weighted average number of common shares outstanding - diluted	921.9	704.2
Net income available to common stockholders	$15	$412
Net income per common share - basic	$0.02	$0.59
Net income per common share - diluted	$0.02	$0.59

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2025 and December 31, 2024, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of March 31, 2025 and December 31, 2024, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2025 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.68019%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.90119%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.56219%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C, D and E per annum dividend rates represent the rates in effect as of March 31, 2025.
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
At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock issued under the sales agreements during the three months ended March 31, 2025 and 2024 (in millions, except for per share data). As of March 31, 2025, shares of our common stock with an aggregate offering price of $0.7 billion remained authorized for issuance under this program through December 31, 2025. See Note 11. Subsequent Event for additional information regarding our new At-the-Market Offering Program.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
March 31, 2025	$10.23	49.7	$509
March 31, 2024	$9.61	25.1	$241
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2025	2024
Beginning Balance	$(591)	$(517)
OCI before reclassifications	93	(77)
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—
Ending Balance	$(498)	$(594)

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
The CODM assesses performance using comprehensive income (loss), as reported on the consolidated statement of comprehensive income (loss). Comprehensive income (loss) is a key determinant of the Company’s economic return, calculated as the change in tangible stockholders’ equity attributable to common stockholders plus common stock dividends declared, divided by the prior period’s tangible stockholders’ equity attributable to common stockholders, each computed on a per common share basis. This measure is used to monitor actual results, benchmark performance against peers, and inform management’s compensation. Additionally, the CODM also evaluates consolidated expense information, including interest expense, compensation and benefits, and other operating expenses, as significant metrics in decision-making.

Note 11. Subsequent Event
In April 2025, we filed a prospectus supplement and entered into agreements with sales agents to establish a new At-the-Market Offering Program (see Note 9. Stockholders' Equity) pursuant to which we may publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock of $1.5 billion from and after the date of the prospectus supplement through December 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2025. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Investor sentiment turned decidedly more cautious during the first quarter of 2025, as the potential adverse effects of government policy actions on economic growth and inflation caused increasing macroeconomic and monetary policy uncertainty. In response, investors initially rotated into high-quality assets—such as U.S. Treasuries, Agency RMBS, and cash—while reducing exposure to higher-risk assets, including equities and corporate debt.
Fixed income markets posted positive returns across major Bloomberg indices during the quarter, led by Agency RMBS with a total return of 3.1%. On a hedged basis, Agency RMBS performance was more mixed, as spreads to benchmark rates generally widened, particularly in the lower- and middle-coupon segments. The 30-year Agency RMBS current coupon spread to a blend of 5- and 10-year Treasury rates widened by eight basis points during the quarter.
Despite the modest spread widening, for the first quarter, AGNC had total comprehensive income of $0.12 per common share and generated an economic return on tangible common equity of 2.4%, consisting of $0.36 in dividends declared per common share and a $0.16 decline in tangible net book value per share.
Shortly after quarter-end in early April, volatility escalated following the administration’s announcement of tariffs that were significantly broader and greater in magnitude than anticipated. Recession concerns intensified, equity markets entered bear market territory from their February peaks, and interest rate volatility increased markedly. Over the first nine trading days of April, the 10-year Treasury yield fluctuated by more than 100 basis points—initially declining sharply before reversing materially higher. This elevated volatility and uncertainty disrupted typical market correlations, constrained liquidity, and further pressured investor sentiment.
The Agency RMBS market was not immune to these adverse developments and also came under significant pressure. In early April, the 30-year Agency RMBS current coupon spread to the blended 5- and 10-year Treasury rate widened to 160 basis points—the top of its five-quarter trading range. Agency RMBS relative performance to swaps was even weaker. The Agency RMBS current coupon spread to blended swap rates reached an intraday peak of 230 basis points, approaching the high of 235 basis points observed during the COVID-19 crisis. As of the end of April, these spreads have narrowed somewhat but remain elevated.
AGNC was well-positioned entering this period of market disruption. Consistent with our disciplined approach to balance sheet management, during the first quarter we maintained our tangible net book value "at risk" leverage within our target range, ending the quarter at 7.5x tangible equity. We also raised $509 million in common equity through our At-the-Market Offering Program at a material premium to tangible net book value, generating meaningful accretion for common stockholders and further enhancing our liquidity position. As a result, we concluded the quarter with $6.0 billion in cash and unencumbered Agency RMBS, representing 63% of tangible equity.
While our net asset value was negatively impacted by the widening of mortgage spreads to benchmark interest rates, the implied return potential on our portfolio and new investments have increased commensurately, reflecting these wider spread levels. At current valuations, we believe Agency RMBS offer compelling return opportunities on both a levered and unlevered basis. Historical spread behavior supports this view, as mortgage spreads to benchmark rates have not typically remained at these levels for extended periods. We also view Agency RMBS as an attractive alternative to corporate credit, particularly in the context of a weakening economic outlook. Accordingly, despite the likelihood of continued macroeconomic uncertainty, our outlook for Agency RMBS remains highly constructive. On the demand side, we continue to expect that regulatory relief and the potential for more favorable capital requirements will support increased bank demand for Agency RMBS and also benefit the Treasury and swap markets. At the same time, with mortgage rates in the mid-to-upper 6% range, new issuance of Agency RMBS is expected to remain relatively muted.
During the first quarter, our investment portfolio increased approximately $5 billion to $78.9 billion at quarter-end. Asset additions were concentrated in pools with favorable prepayment characteristics, while our TBA position was relatively stable, and the weighted average coupon of our holdings remained just over 5.0%.
In line with our asset growth, our interest rate hedge portfolio increased during the quarter to $64.1 billion in notional balance at quarter-end and covered 91% of the outstanding balance of our repurchase agreements used to fund our investment portfolio ("Investment Securities Repo"), TBA position, and other debt, unchanged from December 31, 2024. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.4 years at quarter-end, compared to 0.3 years as of December 31, 2024.
Net spread and dollar roll income (a non-GAAP measure) for the first quarter increased $0.07 to $0.44 per common share, driven by a 21 basis point improvement in our net interest rate spread from the fourth quarter of 2024 to 2.12%. This improvement reflected higher asset yields, a greater proportion of swap-based hedges, and repo funding that fully reset to prevailing short-term rate levels.
Consistent with lower rates during the quarter, the average projected life CPR for our portfolio increased to 8.3% at quarter-end, from 7.7% as of December 31, 2024. Actual CPRs averaged 7.0% for the quarter, down from 9.6% in the fourth quarter.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	Mar. 31, 2025 vs Dec. 31, 2024
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.50%	5.50%	5.00%	4.50%	4.50%	—	bps
SOFR:
SOFR Rate	5.34%	5.33%	4.96%	4.49%	4.41%	-8	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.55%	4.61%	3.44%	4.08%	3.72%	-36	bps
5-Year Swap	3.98%	4.10%	3.25%	4.04%	3.65%	-39	bps
10-Year Swap	3.84%	3.98%	3.32%	4.07%	3.76%	-31	bps
30-Year Swap	3.62%	3.76%	3.30%	3.93%	3.79%	-14	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.62%	4.76%	3.64%	4.24%	3.89%	-35	bps
5-Year U.S. Treasury	4.21%	4.38%	3.56%	4.38%	3.95%	-43	bps
10-Year U.S. Treasury	4.20%	4.40%	3.78%	4.57%	4.21%	-36	bps
30-Year U.S. Treasury	4.34%	4.56%	4.12%	4.78%	4.57%	-21	bps
30-Year Fixed Rate Agency Price:
2.5%	$82.77	$81.87	$86.22	$81.38	$83.05	+$1.67
3.0%	$86.16	$85.26	$89.68	$84.88	$86.58	+$1.70
3.5%	$89.61	$88.67	$93.09	$88.38	$90.11	+$1.73
4.0%	$92.74	$91.68	$95.98	$91.32	$93.10	+$1.78
4.5%	$95.34	$94.45	$98.27	$93.98	$95.55	+$1.57
5.0%	$97.70	$96.81	$99.90	$96.44	$97.89	+$1.45
5.5%	$99.58	$98.76	$101.15	$98.61	$99.79	+$1.18
6.0%	$100.98	$100.39	$102.19	$100.45	$101.49	+$1.04
6.5%	$102.21	$101.88	$103.10	$102.10	$103.08	+$0.98
15-Year Fixed Rate Agency Price:
1.5%	$86.69	$85.61	$89.16	$85.80	$87.69	+$1.89
2.0%	$88.71	$88.00	$91.41	$88.34	$90.30	+$1.96
2.5%	$91.07	$90.44	$93.68	$90.83	$92.44	+$1.61
3.0%	$93.17	$92.61	$95.82	$93.12	$94.55	+$1.43
3.5%	$95.13	$94.61	$97.88	$94.56	$96.16	+$1.60
4.0%	$96.95	$96.24	$99.28	$96.01	$97.37	+$1.36
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Mar. 31, 2024	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	Mar. 31, 2025 vs Dec. 31, 2024
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	139	149	140	145	156	+11
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	140	147	118	126	130	+4
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	139	149	129	135	143	+8
30-Year Agency Current Coupon Yield	5.60%	5.87%	4.96%	5.83%	5.51%	-32	bps
30-Year Mortgage Rate	6.74%	6.94%	6.14%	6.86%	6.60%	-26	bps
Credit Spread (in bps): [2]
CRT M2	182	166	159	137	163	+26
CMBS AAA	88	100	91	72	94	+22
CDX IG	51	54	53	50	61	+11
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of March 31, 2025 and December 31, 2024, our investment portfolio totaled $78.9 billion and $73.3 billion, respectively, consisting of: $70.5 billion and $65.5 billion Agency RMBS, at fair value, respectively; $7.5 billion and $6.9 billion net TBA securities, at fair value, respectively; $0.9 billion and $0.9 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $63 million and $64 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025				December 31, 2024
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$88	$83	2.65%	—%	$97	$90	2.68%	—%
15-year TBA securities	—	—	—%	—%	—	—	—%	—%
Total ≤ 15-year	88	83	2.65%	—%	97	90	2.68%	—%
20-year RMBS	560	498	3.12%	1%	578	506	3.12%	1%
30-year:
30-year RMBS	69,659	67,887	5.11%	86%	66,464	63,453	5.01%	87%
30-year TBA securities, net [2]	7,429	7,473	4.51%	9%	6,887	6,861	5.37%	9%
Total 30-year	77,088	75,360	5.05%	96%	73,351	70,314	5.04%	96%
Total fixed rate Agency RMBS and TBA securities	77,736	75,941	5.03%	96%	74,026	70,910	5.02%	97%
Adjustable rate Agency RMBS	783	785	4.85%	1%	796	790	4.85%	1%
Multifamily	1,033	1,038	4.65%	1%	485	476	4.62%	1%
CMO Agency RMBS:
CMO	96	92	3.36%	—%	102	96	3.34%	—%
Interest-only strips	58	53	0.60%	—%	35	30	2.08%	—%
Principal-only strips	24	22	—%	—%	25	23	—%	—%
Total CMO Agency RMBS [3]	178	167	3.36%	—%	162	149	3.34%	—%
Total Agency RMBS and TBA securities [3]	79,730	77,931	5.02%	99%	75,469	72,325	5.02%	99%
Non-Agency RMBS [1,3]	17	15	5.28%	—%	17	15	5.29%	—%
CMBS [3]	235	212	6.82%	—%	264	236	6.59%	—%
CRT	595	640	10.26%	1%	583	633	10.44%	1%
Total investment securities [3]	$80,577	$78,798	5.06%	100%	$76,333	$73,209	5.06%	100%
________________________________
1.Table excludes other mortgage credit investments of $63 million and $64 million as of March 31, 2025 and December 31, 2024, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2025 and December 31, 2024, our TBA securities had a net carrying value of $44 million and $(26) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of March 31, 2025 and December 31, 2024, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.87% and 4.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of March 31, 2025 and December 31, 2024 (dollars in millions):

	March 31, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$33	$34	$31	100%	2.00%	102.5%	1.33%	51	9%
2.5%	10	11	10	100%	2.50%	99.5%	2.80%	145	17%
3.0%	31	31	30	100%	3.00%	100.8%	2.38%	139	16%
3.5%	8	8	8	100%	3.50%	101.1%	2.61%	140	16%
4.0%	4	4	4	10%	4.00%	101.0%	1.98%	166	38%
Total ≤ 15-year	86	88	83	96%	2.65%	101.3%	2.03%	107	15%
20-year:
2.5%	300	313	266	—%	2.50%	104.4%	1.73%	57	5%
3.0%	23	24	21	97%	3.00%	103.4%	2.29%	68	8%
3.5%	92	94	89	77%	3.50%	101.6%	2.97%	139	9%
4.0%	56	58	55	92%	4.00%	103.6%	3.09%	95	9%
≥ 4.5%	67	71	67	97%	4.64%	104.7%	3.41%	90	10%
Total 20-year:	538	560	498	41%	3.12%	103.8%	2.32%	79	7%
30-year:
≤ 3.0%	2,674	2,614	2,251	62%	2.51%	98.1%	2.75%	48	6%
3.5%	4,997	5,174	4,602	82%	3.50%	104.1%	2.84%	112	6%
4.0%	6,686	6,941	6,325	78%	4.00%	105.6%	3.10%	95	7%
4.5%	9,547	9,547	9,196	38%	4.50%	103.2%	3.94%	57	8%
5.0%	15,380	15,207	15,132	25%	5.00%	99.3%	5.08%	20	7%
5.5%	20,837	20,909	20,960	33%	5.50%	100.3%	5.45%	16	8%
6.0%	11,893	12,072	12,196	44%	6.00%	101.6%	5.70%	18	10%
≥ 6.5%	4,504	4,624	4,698	37%	6.51%	102.7%	5.91%	17	14%
Total 30-year	76,518	77,088	75,360	42%	5.05%	101.4%	4.84%	35	8%
Total fixed rate	$77,142	$77,736	$75,941	42%	5.03%	101.4%	4.82%	36	8%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2025, lower balance specified pools had a weighted average original loan balance of $188,000 and $139,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2025.

	December 31, 2024
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.0%	$34	$35	$30	100%	2.00%	102.6%	1.34%	48	8%
≤ 2.5%	12	12	12	100%	2.50%	99.4%	2.80%	142	15%
3.0%	34	35	33	100%	3.00%	100.9%	2.38%	136	15%
3.5%	9	9	9	100%	3.50%	101.2%	2.61%	137	15%
4.0%	5	5	5	9%	4.00%	101.2%	1.96%	164	34%
4.5%	1	1	1	100%	4.50%	101.0%	2.71%	165	28%
Total ≤ 15-year	95	97	90	95%	2.68%	101.4%	2.05%	107	14%
20-year:
2.5%	307	321	267	—%	2.50%	104.5%	1.74%	54	5%
3.0%	23	24	21	97%	3.00%	103.5%	2.29%	65	7%
3.5%	98	99	93	78%	3.50%	101.7%	2.97%	136	9%
4.0%	58	60	56	92%	4.00%	103.7%	3.09%	93	9%
≥ 4.5%	71	74	69	97%	4.64%	104.8%	3.42%	87	10%
Total 20-year:	557	578	506	42%	3.12%	103.9%	2.33%	77	7%
30-year:
≤ 3.0%	3,734	3,726	3,052	66%	2.41%	97.9%	2.73%	43	6%
3.5%	4,910	5,114	4,439	86%	3.50%	104.1%	2.84%	109	6%
4.0%	5,980	6,302	5,567	90%	4.00%	105.7%	3.10%	92	7%
4.5%	8,206	8,273	7,786	45%	4.50%	103.4%	3.92%	55	8%
5.0%	12,013	11,898	11,663	32%	5.00%	99.6%	5.03%	20	7%
5.5%	19,627	19,758	19,502	31%	5.50%	100.4%	5.44%	15	7%
6.0%	13,334	13,517	13,512	38%	6.00%	101.6%	5.72%	16	9%
≥ 6.5%	4,641	4,763	4,793	37%	6.51%	102.7%	5.97%	15	11%
Total 30-year	72,445	73,351	70,314	44%	5.04%	101.5%	4.74%	36	8%
Total fixed rate	$73,097	$74,026	$70,910	44%	5.02%	101.5%	4.71%	36	8%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2025 and December 31, 2024, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The selected financial data should be read in conjunction with the more detailed information contained in Item 1. Financial Statements and in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	March 31,	December 31,
Balance Sheet Data	2025	2024
	(Unaudited)
Investment securities, at fair value of $71,325 and $66,348, respectively, and other mortgage credit investments	$71,388	$66,412
Total assets	$95,889	$88,015
Repurchase agreements and other debt	$66,200	$60,862
Total liabilities	$85,847	$78,253
Total stockholders' equity	$10,042	$9,762
Net book value per common share [1]	$8.80	$9.00
Tangible net book value per common share [2]	$8.25	$8.41

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2025	2024
Interest income	$846	$642
Interest expense	687	672
Net interest income (expense)	159	(30)
Other gain (loss), net	(81)	497
Operating expenses	28	24
Net income	50	443
Dividends on preferred stock	35	31
Net income available to common stockholders	$15	$412

Net income	$50	$443
Other comprehensive income (loss), net	93	(77)
Comprehensive income	143	366
Dividends on preferred stock	35	31
Comprehensive income available to common stockholders	$108	$335

Weighted average number of common shares outstanding - basic	918.3	702.2
Weighted average number of common shares outstanding - diluted	921.9	704.2
Net income per common share - basic	$0.02	$0.59
Net income per common share - diluted	$0.02	$0.59
Comprehensive income per common share - basic	$0.12	$0.48
Comprehensive income per common share - diluted	$0.12	$0.48
Dividends declared per common share	$0.36	$0.36

	Three Months Ended March 31,
Other Data (Unaudited) *	2025	2024
Average investment securities - at par	$69,704	$55,455
Average investment securities - at cost	$70,725	$56,664
Average net TBA dollar roll position - at cost	$7,428	$6,190
Average total assets - at fair value	$92,683	$70,731
Average repurchase agreements and other debt outstanding [3]	$61,707	$48,730
Average stockholders' equity [4]	$9,935	$8,328
Average tangible net book value "at risk" leverage [5]	7.3:1	7.0:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.5:1	7.1:1
Economic return on tangible common equity [7]	2.4%	5.7%
Expenses % of average total assets - annualized	0.12%	0.14%
Expenses % of average assets, including average net TBA position - annualized	0.11%	0.12%
Expenses % of average stockholders' equity - annualized	1.13%	1.15%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2025 and 2024, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2025		2024
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$885	5.08%	$679	4.90%
Net premium amortization benefit (cost)	(39)	(0.30)%	(37)	(0.37)%
Interest income (GAAP measure)	846	4.78%	642	4.53%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	2	0.02%	(10)	(0.07)%
Interest income, excluding "catch-up" premium amortization	848	4.80%	632	4.46%
TBA dollar roll income - implied interest income [1,2]	104	5.58%	84	5.40%
Economic interest income (non-GAAP measure) [3]	$952	4.87%	$716	4.56%

Weighted average actual portfolio CPR for investment securities held during the period	7.0%		5.7%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.3%		10.4%
30-year fixed rate mortgage rate as of period end [4]	6.60%		6.74%
10-year U.S. Treasury rate as of period end [4]	4.21%		4.20%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2025 vs. March 31, 2024
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$204	$159	$45
Estimated "catch-up" premium amortization due to change in CPR forecast	12	—	12
Interest income, excluding "catch-up" premium amortization	216	159	57
TBA dollar roll income - implied interest income	20	17	3
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$236	$176	$60
Our average investment portfolio (at cost), inclusive of TBAs, increased 24% for the three months ended March 31, 2025, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 31 basis points for the three months ended March 31, 2025 largely as a result of shifting our asset portfolio from lower coupon holdings toward a greater share of higher coupon, specified pools.

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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
December 31, 2024	$59,690	$63,759	$59,426	$5,936	$6,887	7.2:1	7.2:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2025 and 2024 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended March 31,
	2025		2024
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$687	4.45%	$672	5.45%
TBA dollar roll income - implied interest expense [2,3]	81	4.34%	84	5.34%
Economic interest expense - before interest rate swap periodic income, net [4]	768	4.44%	756	5.44%
Interest rate swap periodic income, net [2,5]	(293)	(1.69)%	(536)	(3.86)%
Total economic interest expense (non-GAAP measure)	$475	2.75%	$220	1.58%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2025 vs. March 31, 2024
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$15	$179	$(164)
TBA dollar roll income - implied interest expense	(3)	17	(20)
Interest rate swap periodic income/cost	243	(3)	246
Total change in economic interest expense	$255	$193	$62
Our average mortgage borrowings, inclusive of TBAs, increased 26% for the three months ended March 31, 2025, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 100 basis points for the three months ended March 31, 2025 due to lower short-term interest rates.
Interest rate swap periodic income declined for the three months ended March 31, 2025, primarily due to higher pay rates on our pay-fixed swaps—driven by the maturity of lower-cost swaps—and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings also declined, reflecting a shift towards a higher proportion of U.S. Treasury-based hedges. The following is a summary of our interest rate swaps outstanding during the three months ended March 31, 2025 and 2024 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2025	2024
Average investment securities repo and other debt outstanding	$61,707	$48,730
Average net TBA dollar roll position outstanding - at cost	$7,428	$6,190
Average mortgage borrowings outstanding	$69,135	$54,920
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$44,179	$43,903
Ratio of average interest rate swaps to mortgage borrowings outstanding	64%	80%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.73%	0.84%
Average interest rate swap receive-floating rate	(4.38)%	(5.67)%
Average interest rate swap net pay/(receive) rate	(2.65)%	(4.83)%
For the three months ended March 31, 2025 and 2024, we had an average forward starting net pay-fixed rate swap balance of $286 million and $585 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2025	2024
Average asset yield	4.87%	4.56%
Average aggregate cost of funds	(2.75)%	(1.58)%
Average net interest spread	2.12%	2.98%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three months ended March 31, 2025 and 2024 (dollars in millions):

	Three Months Ended March 31,
	2025	2024
Comprehensive income available to common stockholders	$108	$335
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	245	91
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,183)	471
(Gain) loss on derivative instruments and other securities, net	1,019	(1,059)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(93)	77
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	2	(10)
TBA dollar roll income, net [2]	23	—
Interest rate swap periodic income, net [2]	293	536
Other interest income (expense), net [2,3]	(11)	(35)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	403	406

Weighted average number of common shares outstanding - basic	918.3	702.2
Weighted average number of common shares outstanding - diluted	921.9	704.2
Net spread and dollar roll income per common share - basic	$0.44	$0.58
Net spread and dollar roll income per common share - diluted	$0.44	$0.58
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2025	2024
Loss on sale of investment securities, net	$(245)	$(91)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	1,183	(471)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	93	(77)
Total gain (loss) on investment securities, net	$1,031	$(639)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
TBA securities, dollar roll income	$23	$—
TBA securities, mark-to-market gain (loss)	54	(58)
Interest rate swaps, periodic income	293	536
Interest rate swaps, mark-to-market gain (loss)	(862)	113
Credit default swaps - buy protection	—	(3)
Payer swaptions	(19)	33
U.S. Treasury securities - short position	(460)	338
U.S. Treasury securities - long position	60	(43)
U.S. Treasury futures contracts - short position	(100)	186
SOFR futures contracts - long position	10	(10)
Other interest income (expense)	(11)	(35)
Other gain (loss)	(7)	2
Total gain (loss) on derivative instruments and other securities, net	$(1,019)	$1,059
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.5x and 7.2x as of March 31, 2025 and December 31, 2024, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2025 and December 31, 2024 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2025		December 31, 2024
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$63,250	89%	$59,362	90%
Debt of consolidated variable interest entities, at fair value	62	—%	64	—%
Total debt	63,312	89%	59,426	90%
TBA and forward settling non-Agency securities, at cost	7,429	11%	6,887	10%
Total mortgage borrowings	$70,741	100%	$66,313	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $2.9 billion and $1.4 billion as of March 31, 2025 and December 31, 2024, respectively.
2.As of March 31, 2025 and December 31, 2024, 47% and 47%, respectively, of our total repurchase agreements, including 49% and 49% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2025, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2025, approximately 9% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 8% as of March 31, 2025.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the three months ended March 31, 2025, haircuts on our repo funding arrangements remained stable. As of March 31, 2025, the weighted average haircut on our repurchase agreements was approximately 3.0% of the value of our collateral, compared to 3.2% as of December 31, 2024.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of March 31, 2025, our unencumbered assets totaled approximately $6.1 billion, or 64% of tangible equity, consisting of $6.0 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2024, consisting of $6.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of March 31, 2025, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing 5% of our tangible stockholders' equity. As of March 31, 2025, 8% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2025, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board, which as of March 31, 2025, shares of our common stock with an aggregate repurchase price of $1.0 billion remained authorized for repurchase through December 31, 2026. Please refer to Notes 9 and 11 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions and our new At-the-Market Offering Program established in April 2025.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2025, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2025, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.4 years as of March 31, 2025, compared to 0.3 years as of December 31, 2024.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2025 and December 31, 2024 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2025 and December 31, 2024.
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

Interest Rate Sensitivity [1,2]
	March 31, 2025		December 31, 2024
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.2%	-1.6%	-0.1%	-0.9%
-50 Basis Points	0.0%	+0.2%	0.0%	+0.2%
-25 Basis Points	+0.1%	+0.6%	+0.1%	+0.5%
+25 Basis Points	-0.2%	-1.6%	-0.1%	-1.1%
+50 Basis Points	-0.4%	-4.0%	-0.3%	-2.8%
+75 Basis Points	-0.7%	-7.0%	-0.5%	-4.8%
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
As of March 31, 2025 and December 31, 2024, our investment securities (excluding TBAs) had a weighted average projected CPR of 8.3% and 7.7%, respectively, and a weighted average yield of 4.87% and 4.77%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2025		December 31, 2024
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	13.9%	4.78%	11.7%	4.70%
-50 Basis Points	11.4%	4.82%	9.8%	4.73%
-25 Basis Points	9.5%	4.85%	8.5%	4.76%
Actual as of Period End	8.3%	4.87%	7.7%	4.77%
+25 Basis Points	7.5%	4.89%	7.3%	4.78%
+50 Basis Points	7.0%	4.90%	6.9%	4.79%
+75 Basis Points	6.8%	4.91%	6.7%	4.80%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2025 and December 31, 2024 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.2 and 5.1 years as of March 31, 2025 and December 31, 2024, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2025		December 31, 2024
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.6%	+25.9%	+2.5%	+24.5%
-25 Basis Points	+1.3%	+13.0%	+1.3%	+12.3%
-10 Basis Points	+0.5%	+5.2%	+0.5%	+4.9%
+10 Basis Points	-0.5%	-5.2%	-0.5%	-4.9%
+25 Basis Points	-1.3%	-13.0%	-1.3%	-12.3%
+50 Basis Points	-2.6%	-25.9%	-2.5%	-24.5%

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
As of March 31, 2025, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of March 31, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).
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

4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	May 2, 2025

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 2, 2025