Form 10-Q
period 2025-06-30
AGNC Investment Corp.
filed 2025-08-01
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2025 was 1,041,732,565.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $67,375 and $59,952, respectively)	$73,232	$65,367
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	91	97
Credit risk transfer securities, at fair value (including pledged securities of $558 and $590, respectively)	613	633
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $30 and $206, respectively)	109	315
U.S. Treasury securities, at fair value (including pledged securities of $3,554 and $1,565, respectively)	3,565	1,575
Cash and cash equivalents	656	505
Restricted cash	1,216	1,266
Derivative assets, at fair value	155	205
Receivable for investment securities sold (including pledged securities of $0 and $0, respectively)	—	—
Receivable under reverse repurchase agreements	21,362	17,137
Goodwill	526	526
Other assets	496	389
Total assets	$102,021	$88,015
Liabilities:
Repurchase agreements	$69,153	$60,798
Debt of consolidated variable interest entities, at fair value	60	64
Payable for investment securities purchased	392	74
Derivative liabilities, at fair value	106	94
Dividends payable	164	143
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	21,305	16,676
Other liabilities	494	404
Total liabilities	91,674	78,253
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 1,041.7 and 897.4 shares issued and outstanding, respectively	10	9
Additional paid-in capital	18,575	17,264
Retained deficit	(9,422)	(8,554)
Accumulated other comprehensive loss	(450)	(591)
Total stockholders' equity	10,347	9,762
Total liabilities and stockholders' equity	$102,021	$88,015
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Interest income	$830	$695	$1,676	$1,337
Interest expense	668	698	1,355	1,370
Net interest income (expense)	162	(3)	321	(33)
Other gain (loss), net:
Loss on sale of investment securities, net	(177)	(115)	(422)	(206)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	270	(261)	1,453	(732)
Gain (loss) on derivative instruments and other investments, net	(367)	355	(1,386)	1,414
Total other gain (loss), net:	(274)	(21)	(355)	476
Expenses:
Compensation and benefits	18	15	37	31
Other operating expense	10	9	19	17
Total operating expense	28	24	56	48
Net income (loss)	(140)	(48)	(90)	395
Dividends on preferred stock	38	32	73	63
Net income (loss) available (attributable) to common stockholders	$(178)	$(80)	$(163)	$332

Net income (loss)	$(140)	$(48)	$(90)	$395
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	48	(18)	141	(95)
Comprehensive income (loss)	(92)	(66)	51	300
Dividends on preferred stock	38	32	73	63
Comprehensive income (loss) available (attributable) to common stockholders	$(130)	$(98)	$(22)	$237

Weighted average number of common shares outstanding - basic	1,017.3	740.0	968.0	721.1
Weighted average number of common shares outstanding - diluted	1,017.3	740.0	968.0	723.0
Net income (loss) per common share - basic	$(0.17)	$(0.11)	$(0.17)	$0.46
Net income (loss) per common share - diluted	$(0.17)	$(0.11)	$(0.17)	$0.46
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2024	$1,634	720.3	$7	$15,521	$(7,990)	$(594)	$8,578
Net loss	—	—	—	—	(48)	—	(48)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(18)	(18)
Stock-based compensation, net	—	—	—	6	—	—	6
Issuance of common stock	—	45.8	1	433	—	—	434
Preferred dividends declared	—	—	—	—	(32)	—	(32)
Common dividends declared	—	—	—	—	(268)	—	(268)
Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652

Balance, March 31, 2025	$1,634	949.0	$9	$17,769	$(8,872)	$(498)	$10,042
Net loss	—	—	—	—	(140)	—	(140)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	48	48
Stock-based compensation, net	—	0.1	—	8	—	—	8
Issuance of common stock	—	92.6	1	798	—	—	799
Preferred dividends declared	—	—	—	—	(38)	—	(38)
Common dividends declared	—	—	—	—	(372)	—	(372)
Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347

Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	395	—	395
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(95)	(95)
Stock-based compensation, net	—	0.9	—	5	—	—	5
Issuance of common stock	—	70.9	1	674	—	—	675
Preferred dividends declared	—	—	—	—	(63)	—	(63)
Common dividends declared	—	—	—	—	(522)	—	(522)
Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652

Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net loss	—	—	—	—	(90)	—	(90)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	141	141
Stock-based compensation, net	—	2.0	—	4	—	—	4
Issuance of common stock	—	142.3	1	1,307	—	—	1,308
Preferred dividends declared	—	—	—	—	(73)	—	(73)
Common dividends declared	—	—	—	—	(705)	—	(705)
Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(90)	$395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	69	65
Stock-based compensation, net	4	5
Loss on sale of investment securities, net	422	206
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,453)	732
(Gain) loss on derivative instruments and other securities, net	1,386	(1,414)
(Increase) decrease in other assets	(34)	760
Increase (decrease) in other liabilities	68	(749)
Net cash provided by operating activities	372	—
Investing activities:
Purchases of Agency mortgage-backed securities	(22,054)	(15,599)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(66)	(160)
Proceeds from sale of Agency mortgage-backed securities	12,322	6,206
Proceeds from sale of credit risk transfer and non-Agency securities	270	183
Principal collections on Agency mortgage-backed securities	3,307	2,361
Principal collections on credit risk transfer and non-Agency securities	9	87
Payments on U.S. Treasury securities	(17,794)	(7,081)
Proceeds from U.S. Treasury securities	19,401	8,712
Net payments on reverse repurchase agreements	(3,792)	(1,702)
Net proceeds from (payments on) derivative instruments	(774)	514
Net cash provided by (used in) investing activities	(9,171)	(6,479)
Financing activities:
Proceeds from repurchase arrangements	3,124,816	2,450,825
Payments on repurchase agreements	(3,116,461)	(2,444,303)
Payments on debt of consolidated variable interest entities	(6)	(8)
Net proceeds from common stock issuances	1,308	675
Cash dividends paid	(757)	(575)
Net cash provided by (used in) financing activities	8,900	6,614
Net change in cash, cash equivalents and restricted cash	101	135
Cash, cash equivalents and restricted cash at beginning of period	1,771	1,771
Cash, cash equivalents and restricted cash at end of period	$1,872	$1,906

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$656	$530
Restricted cash	1,216	1,376
Total cash, cash equivalents and restricted cash, end of period	$1,872	$1,906
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
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third-party market participants, that synthetically transfer a portion of the risk associated with credit losses within pools of conventional residential and multi-family mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or U.S. Government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the principal amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties offset credit losses on the related loans.
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of June 30, 2025 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions (see Derivative Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. We may also enter into reverse repurchase agreements to earn a yield on excess cash balances. The securities received as collateral in connection with our reverse repurchase agreements mitigate our credit risk exposure to counterparties. Our reverse repurchase agreements typically have maturities of 30 days or less.
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

Note 3. Investment Securities
As of June 30, 2025 and December 31, 2024, our investment portfolio consisted of $74.0 billion and $66.3 billion investment securities, at fair value, respectively, $8.3 billion and $6.9 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $66 million and $64 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $101 million and $(26) million as of June 30, 2025 and December 31, 2024, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of June 30, 2025 and December 31, 2024, our investment securities had a net unamortized premium balance of $0.9 billion and $1.0 billion, respectively.

The following tables summarize our investment securities as of June 30, 2025 and December 31, 2024, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	June 30, 2025		December 31, 2024
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$72,655	$71,104	$67,139	$64,049
Adjustable rate	762	764	796	790
CMO	90	87	102	96
Interest-only and principal-only strips	109	104	60	53
Multifamily	1,254	1,264	485	476
Total Agency RMBS	74,870	73,323	68,582	65,464
Non-Agency RMBS [1]	16	15	17	15
CMBS	28	28	264	236
CRT securities	570	613	583	633
Total investment securities	$75,484	$73,979	$69,446	$66,348

	June 30, 2025					December 31, 2024
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$4,065	$—	$—	$—	$4,065	$4,447	$—	$—	$—	$4,447
Unamortized discount	—	—	—	—	—	(1)	—	—	—	(1)
Unamortized premium	248	—	—	—	248	265	—	—	—	265
Amortized cost	4,313	—	—	—	4,313	4,711	—	—	—	4,711
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(450)	—	—	—	(450)	(591)	—	—	—	(591)
Total available-for-sale securities, at fair value	3,863	—	—	—	3,863	4,120	—	—	—	4,120
Securities remeasured at fair value through earnings:
Par value [2]	69,899	19	28	561	70,507	63,119	19	270	576	63,984
Unamortized discount	(516)	(4)	—	(10)	(530)	(374)	(3)	(8)	(11)	(396)
Unamortized premium	1,174	1	—	19	1,194	1,126	1	2	18	1,147
Amortized cost	70,557	16	28	570	71,171	63,871	17	264	583	64,735
Gross unrealized gains	476	1	—	43	520	93	—	4	50	147
Gross unrealized losses	(1,573)	(2)	—	—	(1,575)	(2,620)	(2)	(32)	—	(2,654)
Total securities remeasured at fair value through earnings	69,460	15	28	613	70,116	61,344	15	236	633	62,228
Total securities, at fair value	$73,323	$15	$28	$613	$73,979	$65,464	$15	$236	$633	$66,348
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $66 million and $64 million as of June 30, 2025 and December 31, 2024, respectively.
2.Par value excludes interest-only securities. As of June 30, 2025 and December 31, 2024, Agency RMBS interest-only securities had a par value of $3,015 million and $307 million, respectively, and non-Agency interest-only securities had a par value of $17 million and $93 million, respectively.

The following table presents the Company's Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of June 30, 2025 and December 31, 2024 (in millions):

Investment Type	June 30, 2025	December 31, 2024
Fannie Mae	$39,245	$35,220
Freddie Mac	34,050	30,216
Ginnie Mae	28	28
Total	$73,323	$65,464
As of June 30, 2025 and December 31, 2024, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2025			December 31, 2024
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$16
AA	9	—	—	8	—	35
A	—	—	—	—	—	31
BBB	5	1	7	6	1	22
BB	46	1	11	87	1	51
B	11	—	10	27	—	43
Not Rated	542	12	—	505	12	38
Total	$613	$15	$28	$633	$15	$236
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $66 million and $64 million as of June 30, 2025 and December 31, 2024, respectively.

Our CRT securities primarily reference the performance of single- and multi-family mortgage loans underlying Agency RMBS and CMBS issued by Fannie Mae or Freddie Mac, which are subject to the respective agency’s underwriting standards. The remainder of our CRT holdings reference single-family loans originated and issued by third-party market participants and may not be subject to the same standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2025 and December 31, 2024, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.8% and 7.7%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2025 and December 31, 2024 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2025				December 31, 2024
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$404	$393	7.89%	7.80%	$539	$530	7.37%	8.06%
> 3 years and ≤ 5 years	7,064	7,002	6.15%	5.74%	2,026	2,066	5.96%	5.48%
> 5 years and ≤10 years	61,850	63,416	5.01%	4.79%	56,551	59,479	4.97%	4.66%
> 10 years	4,661	4,673	5.25%	5.27%	7,232	7,371	5.14%	5.24%
Total	$73,979	$75,484	5.14%	4.92%	$66,348	$69,446	5.03%	4.77%
 ________________________________
1.Table excludes other mortgage credit investments of $66 million and $64 million as of June 30, 2025 and December 31, 2024, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025	$—	$—	$3,849	$(450)	$3,849	$(450)
December 31, 2024	$—	$—	$4,104	$(591)	$4,104	$(591)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2025 and 2024 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2025			2024
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(109)	$(9,499)	$(9,608)	$—	$(1,377)	$(1,377)
Proceeds from investment securities sold [1]	95	9,336	9,431	—	1,262	1,262
Net gain (loss) on sale of investment securities	$(14)	$(163)	$(177)	$—	$(115)	$(115)

Gross gain on sale of investment securities	$—	$12	$12	$—	$10	$10
Gross loss on sale of investment securities	(14)	(175)	(189)	—	(125)	(125)
Net gain (loss) on sale of investment securities	$(14)	$(163)	$(177)	$—	$(115)	$(115)

	Six Months Ended June 30,
	2025			2024
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(109)	$(12,904)	$(13,013)	$—	$(6,595)	$(6,595)
Proceeds from investment securities sold [1]	95	12,496	12,591	—	6,389	6,389
Net gain (loss) on sale of investment securities	$(14)	$(408)	$(422)	$—	$(206)	$(206)

Gross gain on sale of investment securities	$—	$33	$33	$—	$20	$20
Gross loss on sale of investment securities	(14)	(441)	(455)	—	(226)	(226)
Net gain (loss) on sale of investment securities	$(14)	$(408)	$(422)	$—	$(206)	$(206)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the six months ended June 30, 2025 and 2024, we received principal repayments on available-for-sale securities of $273 million and $438 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2025, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2025 and December 31, 2024, we had $69.2 billion and $60.8 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-

party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025			December 31, 2024
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$56,139	4.49%	8	$55,580	4.77%	10
> 1 to ≤ 3 months	9,325	4.49%	55	3,782	4.68%	39
> 6 to ≤ 9 months	528	4.42%	207	—	—%	—
Investment Securities Repo	65,992	4.49%	16	59,362	4.76%	11
U.S. Treasury Repo:
≤ 1 month	3,161	4.51%	2	1,436	4.68%	2
Total	$69,153	4.49%	16	$60,798	4.76%	11
As of June 30, 2025 and December 31, 2024, $25.9 billion and $25.4 billion, respectively, of our investment securities repurchase agreements and $2.1 billion and $1.4 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2025, we had $18.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 7 days and a weighted average interest rate of 4.46%. As of December 31, 2024, we had $17.3 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 4.61%. As of June 30, 2025 and December 31, 2024, 50% and 50%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 48% and 47% of our repurchase agreement funding outstanding as of June 30, 2025 and December 31, 2024, respectively.
Reverse Repurchase Agreements
As of June 30, 2025 and December 31, 2024, we had $21.4 billion and $17.1 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $21.3 billion and $16.7 billion, respectively. As of June 30, 2025 and December 31, 2024, $4.1 billion and $3.9 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2025 and December 31, 2024 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2025	December 31, 2024
Interest rate swaps [1]	Derivative assets, at fair value	$—	$22
Swaptions	Derivative assets, at fair value	9	39
TBA and forward settling non-Agency securities	Derivative assets, at fair value	138	61
U.S. Treasury futures - short	Derivative assets, at fair value	—	83
SOFR futures contracts - long	Derivative assets, at fair value	8	—
Total derivative assets, at fair value		$155	$205

Interest rate swaps [1]	Derivative liabilities, at fair value	$(20)	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(37)	(87)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(49)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	—	(7)
Total derivative liabilities, at fair value		$(106)	$(94)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$3,565	$1,575
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(21,305)	(16,676)
Total U.S. Treasury securities, net at fair value		$(17,740)	$(15,101)
________________________________
1.As of June 30, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $0.9 billion and $2.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2025 and December 31, 2024 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	June 30, 2025				December 31, 2024
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$8,000	0.17%	4.42%	0.5	$8,500	0.14%	4.42%	0.5
> 1 to ≤ 3 years	8,350	0.75%	4.44%	1.6	10,550	0.22%	4.45%	1.8
> 3 to ≤ 5 years	5,500	0.78%	4.43%	3.8	3,800	0.25%	4.49%	3.9
> 5 to ≤ 7 years	4,450	3.03%	4.45%	5.7	4,150	2.14%	4.46%	5.7
> 7 to ≤ 10 years	18,796	3.69%	4.45%	8.7	12,646	3.52%	4.49%	8.8
Total	$45,096	2.10%	4.44%	5.0	$39,646	1.46%	4.46%	4.4
________________________________
1.As of June 30, 2025, 92% and 8% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively.

Payer Swaptions		Option			Underlying Payer Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
June 30, 2025	≤ 1 year	$34	$8	7	$2,000	4.59%	10.0
December 31, 2024	≤ 1 year	$23	$38	5	$2,000	4.16%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
June 30, 2025	≤ 1 year	$3	$1	5	$150	2.98%	5.0
December 31, 2024	≤ 1 year	$3	$1	11	$150	2.98%	5.0
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	June 30, 2025			December 31, 2024
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$706	$719	$726	$956	$961	$956
> 5 year ≤ 7 years	(817)	(813)	(742)	(2,722)	(2,685)	(2,302)
> 7 year ≤ 10 years	(15,578)	(15,427)	(15,556)	(12,659)	(12,329)	(11,999)
> 10 years	(2,162)	(2,210)	(2,168)	(1,782)	(1,829)	(1,756)
Total U.S. Treasury securities	$(17,851)	$(17,731)	$(17,740)	$(16,207)	$(15,882)	$(15,101)
________________________________
1.As of June 30, 2025 and December 31, 2024, short U.S. Treasury securities totaling $(21.3) billion and $(16.7) billion, at fair value, respectively, had a weighted average yield of 4.17% and 3.85%, respectively. As of June 30, 2025 and December 31, 2024, long U.S. Treasury securities totaling $3.6 billion and $1.6 billion, at fair value, respectively, had a weighted average yield of 4.10% and 4.27%, respectively.

U.S. Treasury Futures	June 30, 2025				December 31, 2024
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(150)	$(165)	$(168)	$(3)	$(1,582)	$(1,734)	$(1,721)	$13
> 7 year ≤ 10 years	(1,150)	(1,287)	(1,314)	(27)	(500)	(566)	(557)	9
> 10 years	(664)	(748)	(767)	(19)	(2,291)	(2,669)	(2,608)	61
Total U.S. Treasury futures	$(1,964)	$(2,200)	$(2,249)	$(49)	$(4,373)	$(4,969)	$(4,886)	$83
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2025				December 31, 2024
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
4.5%	$200	$200	$201	$1	$—	$—	$—	$—
Total 15-Year TBA securities	200	200	201	1	—	—	—	—
30-Year TBA securities:
≤ 3.0%	333	266	272	6	(586)	(504)	(497)	7
3.5%	50	44	45	1	—	2	—	(2)
4.0%	722	656	672	16	122	112	111	(1)
4.5%	3,586	3,374	3,430	56	2,342	2,210	2,204	(6)
5.0%	(2,757)	(2,672)	(2,702)	(30)	2,780	2,703	2,700	(3)
5.5%	2,301	2,270	2,303	33	(235)	(180)	(210)	(30)
6.0%	3,283	3,319	3,331	12	2,033	2,036	2,044	8
≥ 6.5%	689	705	711	6	499	508	509	1
Total 30-Year TBA securities, net	8,207	7,962	8,062	100	6,955	6,887	6,861	(26)
Total TBA securities, net	$8,407	$8,162	$8,263	$101	$6,955	$6,887	$6,861	$(26)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of June 30, 2025 and December 31, 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $1.2 billion, respectively, measured on a two-year swap equivalent basis, with a net carrying value of $8 million and $(7) million, respectively.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2025:
TBA securities, net	$7,811	35,699	(35,103)	$8,407	$11
Interest rate swaps - payer	$47,796	2,600	(5,300)	$45,096	(236)
Payer swaptions	$2,000	—	—	$2,000	(9)
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,636)	(7,971)	4,211	$(21,396)	(139)
U.S. Treasury securities - long position	$3,216	3,968	(3,639)	$3,545	—
U.S. Treasury futures contracts - short position	$(1,523)	(4,014)	3,573	$(1,964)	4
					$(369)

Three months ended June 30, 2024:
TBA securities, net	$8,651	36,523	(39,663)	$5,511	$(29)
Interest rate swaps - payer	$44,396	6,400	(2,100)	$48,696	179
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	—
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	—
Receiver Swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(12,807)	(3,163)	1,971	$(13,999)	163
U.S. Treasury securities - long position	$1,815	1,672	(1,060)	$2,427	(12)
U.S. Treasury futures contracts - short position	$(3,039)	(582)	3,580	$(41)	89
					$390

Six months ended June 30, 2025:
TBA securities, net	$6,955	63,666	(62,214)	$8,407	$88
Interest rate swaps - payer	$39,646	10,750	(5,300)	$45,096	(805)
Payer swaptions	$2,000	1,500	(1,500)	$2,000	(28)
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,792)	(11,792)	8,188	$(21,396)	(599)
U.S. Treasury securities - long position	$1,585	9,356	(7,396)	$3,545	60
U.S. Treasury futures contracts - short position	$(4,373)	(5,455)	7,864	$(1,964)	(96)
					$(1,380)

Six months ended June 30, 2024:
TBA securities, net	$5,332	61,913	(61,734)	$5,511	$(87)
Interest rate swaps - payer	$44,476	11,570	(7,350)	$48,696	837
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	(3)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(11,347)	(6,264)	3,612	$(13,999)	501
U.S. Treasury securities - long position	$1,492	3,341	(2,406)	$2,427	(55)
U.S. Treasury futures contracts - short position	$(6,429)	(3,966)	10,354	$(41)	275
					$1,492

________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of June 30, 2025 and 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $0.6 billion, respectively, measured on a two-year swap equivalent basis. For the three and six months ended June 30, 2025, we recognized a gain of $3 million and $13 million, respectively, and for the three and six months ended June 30, 2024 we recognized a loss of $(3) million and $(13) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
Note 6. Pledged Assets
Our funding agreements require us to fully collateralize our obligations based on our counterparties' collateral requirements and their determination of the fair value of the securities pledged, which fluctuates with changes in interest rates, credit spreads, liquidity, and overall market conditions.
Bilateral funding agreements typically include a "haircut," or discount applied to the market value of pledged collateral, which reflects the risk characteristics of the underlying securities. Haircuts are determined on a transaction-specific basis and are not contractually fixed under the applicable Master Repurchase Agreement.
Margin requirements for centrally cleared repurchase agreements executed through the Fixed Income Clearing Corporation ("FICC") are determined in accordance with the FICC's clearing rules. These include an initial margin requirement, calculated daily using a Value-at-Risk ("VaR") model, which takes into account any offsetting risk sensitivities of positions such as repos and reverse repos and is intended to protect the FICC against potential future exposure from a member default. The FICC also imposes variation margin based on amounts borrowed plus accrued interest, adjusted daily for fluctuations in collateral value, which is intended to cover our current repo exposure. Initial margin posted to the FICC may also be mutualized, meaning it can be used to absorb losses from the default of another clearing member, subject to applicable caps and withdrawal provisions.
We are also required to post collateral under our derivative agreements. These agreements typically require the posting of initial margin at inception and the daily exchange of variation margin as market values change. Initial margin for derivatives is generally based on counterparty risk models, including VaR-based approaches, and is intended to cover potential future exposure in the event of a default. Variation margin reflects current exposure and serves to settle gains and losses on a daily basis.
Our funding and derivative agreements expose us to credit risk in the event a counterparty fails to perform its obligations. We seek to mitigate this risk by limiting our counterparties to regulated financial institutions, registered clearinghouses, and U.S. government agencies with acceptable credit ratings, and by monitoring exposures to individual counterparties. In the event of a counterparty default, we may experience delays or losses in recovering pledged collateral or receiving payments due. We believe the credit risk associated with centrally cleared transactions is limited by the clearinghouses' daily margin practices, mutualized loss protections, designations as systemically important financial market utilities, and other risk management safeguards.
As of June 30, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the FICC, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of June 30, 2025, 10% of our tangible stockholders' equity was at risk with the FICC.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$67,359	$91	$48	$67,498
CRT - fair value	558	—	—	558
Non-Agency - fair value	30	—	—	30
U.S. Treasury securities - fair value	3,152	—	402	3,554
Accrued interest on pledged securities	308	—	3	311
Restricted cash	417	—	799	1,216
Total	$71,824	$91	$1,252	$73,167

	December 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$59,958	$97	$27	$60,082
CRT - fair value	590	—	—	590
Non-Agency - fair value	206	—	—	206
U.S. Treasury securities - fair value	1,414	—	151	1,565
Accrued interest on pledged securities	279	—	1	280
Restricted cash	386	—	880	1,266
Total	$62,833	$97	$1,059	$63,989
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $32 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2025 and December 31, 2024, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2025 and December 31, 2024 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2025			December 31, 2024
Securities Pledged by Remaining Maturity of Repurchase Agreements [1]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$60,690	$61,534	$266	$58,180	$60,506	$266
> 1 and ≤ 2 months	5,867	6,239	22	3,842	4,227	13
> 2 and ≤ 3 months	3,992	3,973	18	146	149	—
> 3 months	550	612	2	—	—	—
Total	$71,099	$72,358	$308	$62,168	$64,882	$279
________________________________
1.Includes $32 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2025 and December 31, 2024, respectively.
Assets Pledged from Counterparties
As of June 30, 2025 and December 31, 2024, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2025				December 31, 2024
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$108	$108	$—	$—	$17	$17
U.S. Treasury securities - fair value	21,267	—	79	21,346	16,885	—	—	16,885
Cash	—	25	9	34	—	28	38	66
Total	$21,267	$25	$196	$21,488	$16,885	$28	$55	$16,968

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2025
Interest rate swap and swaption agreements, at fair value [1]	$9	$—	$9	$—	$(8)	$1
TBA securities, at fair value [1]	138	—	138	(37)	(86)	15
Receivable under reverse repurchase agreements	21,362	—	21,362	(14,068)	(7,294)	—
Total	$21,509	$—	$21,509	$(14,105)	$(7,388)	$16

December 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$61	$—	$61	$—	$(28)	$33
TBA securities, at fair value [1]	61	—	61	(61)	—	—
Receivable under reverse repurchase agreements	17,137	—	17,137	(11,680)	(5,457)	—
Total	$17,259	$—	$17,259	$(11,741)	$(5,485)	$33

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2025
Interest rate swap agreements, at fair value [1]	$20	$—	$20	$—	$(20)	$—
TBA securities, at fair value [1]	37	—	37	(37)	—	—
Repurchase agreements	69,153	—	69,153	(14,068)	(55,085)	—
Total	$69,210	$—	$69,210	$(14,105)	$(55,105)	$—

December 31, 2024
TBA securities, at fair value [1]	$87	$—	$87	$(61)	$(26)	$—
Repurchase agreements	60,798	—	60,798	(11,680)	(49,118)	—
Total	$60,885	$—	$60,885	$(11,741)	$(49,144)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2025 and December 31, 2024, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$73,232	$—	$—	$65,367	$—
Agency securities transferred to consolidated VIEs	—	91	—	—	97	—
Credit risk transfer securities	—	613	—	—	633	—
Non-Agency securities	—	43	—	—	251	—
U.S. Treasury securities	3,565	—	—	1,575	—	—
Interest rate swaps [1]	—	—	—	—	22	—
Swaptions	—	9	—	—	39	—
TBA securities	—	138	—	—	61	—
SOFR Futures	8	—	—	—	—	—
U.S. Treasury futures	—	—	—	83	—	—
Total	$3,573	$74,126	$—	$1,658	$66,470	$—
Liabilities:
Debt of consolidated VIEs	$—	$60	$—	$—	$64	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	21,305	—	—	16,676	—	—
Interest rate swaps [1]	—	20	—	—	—	—
TBA securities	—	37	—	—	87	—
U.S. Treasury futures	49	—	—	—	—	—
SOFR Futures	—	—	—	7	—	—
Total	$21,354	$117	$—	$16,683	$151	$—
________________________________
1.As of June 30, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $0.9 billion and $2.3 billion, respectively, based on "Level 2" inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of June 30, 2025 and December 31, 2024, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of June 30, 2025 and December 31, 2024, the carrying value of other mortgage credit investments reported under the equity method of accounting was $66 million and $64 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of common shares issued and outstanding	1,015.6	737.9	966.1	719.0
Weighted average number of fully vested restricted stock units outstanding	1.7	2.1	1.9	2.1
Weighted average number of common shares outstanding - basic	1,017.3	740.0	968.0	721.1
Weighted average number of dilutive unvested restricted stock units outstanding	—	—	—	1.9
Weighted average number of common shares outstanding - diluted	1,017.3	740.0	968.0	723.0
Net income (loss) available (attributable) to common stockholders	$(178)	$(80)	$(163)	$332
Net income (loss) per common share - basic	$(0.17)	$(0.11)	$(0.17)	$0.46
Net income (loss) per common share - diluted	$(0.17)	$(0.11)	$(0.17)	$0.46
For the three months ended June 30, 2025 and 2024, 2.3 million and 1.9 million, respectively, and, for the six months ended June 30, 2025, 3.0 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2025 and December 31, 2024, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of June 30, 2025 and December 31, 2024, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2025 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.63315%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.85415%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.51515%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	9.21915%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C, D, E and F per annum dividend rates represent the rates in effect as of June 30, 2025.
3.The Series C, D, E and F dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus spreads of 5.111%, 4.332%, 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable

Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate plus a spread of 4.39% per annum and will reset in accordance with the certificate of designations for such series.
4.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock issued under the sales agreements during the three and six months ended June 30, 2025 and 2024 (in millions, except for per share data). As of June 30, 2025, shares of our common stock with an aggregate offering price of $1.3 billion remained authorized for issuance under this program through December 31, 2026.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
June 30, 2025	$8.63	92.6	$799
June 30, 2024	$9.49	45.8	$434
Six months ended:
June 30, 2025	$9.19	142.3	$1,308
June 30, 2024	$9.53	70.9	$675
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2025	2024	2025	2024
Beginning Balance	$(498)	$(594)	$(591)	$(517)
OCI before reclassifications	34	(18)	127	(95)
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	14	—	14	—
Ending Balance	$(450)	$(612)	$(450)	$(612)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2025. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Market Trends
Financial markets experienced significant volatility during the second quarter of 2025 following the Administration's "Liberation Day" tariff announcements in early April and concerns about their potential adverse impact on the economy and monetary policy. This volatility resulted in a sharp repricing across asset classes, with the yield on the 10-year U.S. Treasury yield fluctuating by more than 100 basis points and the S&P 500 declining 12% during the first three weeks of April. While most asset classes recovered and ended the quarter at higher valuation levels, Agency RMBS were a notable exception, with spreads to benchmark rates ending the quarter moderately wider. Agency RMBS weakness over the second quarter was attributable to multiple factors, including significant rate volatility, relatively weak demand technicals, and the steepening yield curve, which was driven primarily by increases in long-term interest rates. As a result of this underperformance, AGNC's economic return for the quarter was -1.0%.
Looking ahead, several factors underpin our constructive outlook for Agency RMBS performance: anticipated bank regulatory reforms that are expected to drive increased bank demand, improved supply dynamics as seasonal pressures subside, and persistently high mortgage rates, which are expected to temper prepayment activity. Further, mortgage spreads to interest rate benchmarks have continued to stabilize since quarter-end at levels that are both elevated by historical standards and range-bound, a favorable environment for levered and hedged investors in Agency RMBS. In addition, and perhaps most importantly, statements from key policymakers during the quarter reaffirmed the government's commitment to preserving the credit quality of Agency RMBS and maintaining stability in the mortgage market amid potential GSE reform. Importantly, the President,

Treasury Secretary, and FHFA Director collectively emphasized a "do no harm" approach to GSE reform and an intent to avoid actions that could put upward pressure on mortgage spreads. The President specifically stated that the government would maintain the implicit guarantee of the GSEs and, by extension, Agency RMBS in connection with any privatization of the GSEs. These statements should provide investors greater confidence in the asset class and contribute to tighter mortgage spreads over time.
We believe that these developments—stabilizing spreads at historically wide levels, manageable supply, anticipated regulatory reforms to drive greater bank demand, and the reduced risk of adverse consequences of GSE reform—provide a highly constructive backdrop for Agency RMBS as a fixed income asset class.
Portfolio and Summary Financial Results
For the second quarter, AGNC had a total comprehensive loss of $(0.13) per diluted common share and an economic loss of -1.0% on tangible common equity, comprised of $0.36 in dividends declared per common share and a $(0.44) decrease in tangible net book value per common share. For the first half of 2025, AGNC had a total comprehensive loss of $(0.02) per diluted common share and an economic return of 1.4%, consisting of $0.72 in dividends per common share and a $(0.60) decrease in tangible net book value per common share.
As a result of our risk management positioning and ample liquidity at the end of the first quarter, AGNC was able to navigate the substantial financial market volatility in April with our portfolio intact. Capitalizing on the wider spread environment, we also opportunistically raised $799 million of accretive capital through our At-the-Market offering program during the second quarter. As of June 30, 2025, slightly less than half of the new capital had been deployed, primarily into higher-coupon specified pools with favorable prepayment attributes.1 Our investment portfolio increased $3.4 billion during the quarter to $82.3 billion as of June 30, 2025. We concluded the quarter with tangible "at risk" leverage of 7.6x, compared to 7.5x as of March 31, 2025, and a substantial liquidity position of $6.4 billion in unencumbered cash and Agency RMBS, representing 65% of tangible equity, up from 63% as of the first quarter.
Hedge performance varied by instrument during the second quarter, with longer-dated Treasury-based hedges outperforming shorter-term swap-based hedges amid the steepening yield curve. As of June 30, 2025, our interest rate hedges equaled 89% of the outstanding balance of our repurchase agreements used to fund our investment portfolio ("Investment Securities Repo"), TBA position, and other debt, compared to 91% as of March 31, 2025. On a duration-dollar (or interest rate sensitivity) basis, interest rate swaps and U.S. Treasury-based hedges comprised 54% and 46%, respectively, of our hedge portfolio, versus 61% and 39%, respectively, at the end of the first quarter. Our duration gap, —which measures the estimated difference between the interest rate sensitivity of our assets and liabilities, inclusive of interest rate hedges—was 0.2 years at quarter-end, compared to 0.4 years as of March 31, 2025.
Net spread and dollar roll income (a non-GAAP measure) for the second quarter decreased by $0.06 to $0.38 per common share, primarily due to the timing of capital deployment and moderately higher swap costs.
The average projected life CPR of our portfolio declined to 7.8% at quarter-end from 8.3% as of March 31, 2025, consistent with the steeper yield curve. Actual CPRs averaged 8.7% for the quarter, up from 7.0% in the first quarter.
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
________________________________
1.Specified pools with favorable prepayment attributes include: (i) specified pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico and (ii) other pools backed by loans with credit, loan balances, geographies, occupancy types, and other characteristics that exhibit favorable prepayment behavior.

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	June 30, 2025 vs Mar. 31, 2025		June 30, 2025 vs Dec. 31, 2024
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.50%	5.00%	4.50%	4.50%	4.50%	—	bps	—	bps
SOFR:
SOFR Rate	5.33%	4.96%	4.49%	4.41%	4.45%	+4	bps	-4	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.61%	3.44%	4.08%	3.72%	3.49%	-23	bps	-59	bps
5-Year Swap	4.10%	3.25%	4.04%	3.65%	3.43%	-22	bps	-61	bps
10-Year Swap	3.98%	3.32%	4.07%	3.76%	3.69%	-7	bps	-38	bps
30-Year Swap	3.76%	3.30%	3.93%	3.79%	3.90%	+11	bps	-3	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.76%	3.64%	4.24%	3.89%	3.72%	-17	bps	-52	bps
5-Year U.S. Treasury	4.38%	3.56%	4.38%	3.95%	3.80%	-15	bps	-58	bps
10-Year U.S. Treasury	4.40%	3.78%	4.57%	4.21%	4.23%	+2	bps	-34	bps
30-Year U.S. Treasury	4.56%	4.12%	4.78%	4.57%	4.78%	+21	bps	—	bps
30-Year Fixed Rate Agency Price:
2.5%	$81.87	$86.22	$81.38	$83.05	$82.98	-$0.07		+$1.60
3.0%	$85.26	$89.68	$84.88	$86.58	$86.55	-$0.03		+$1.67
3.5%	$88.67	$93.09	$88.38	$90.11	$90.07	-$0.04		+$1.69
4.0%	$91.68	$95.98	$91.32	$93.10	$93.02	-$0.08		+$1.70
4.5%	$94.45	$98.27	$93.98	$95.55	$95.67	+$0.12		+$1.69
5.0%	$96.81	$99.90	$96.44	$97.89	$98.03	+$0.14		+$1.59
5.5%	$98.76	$101.15	$98.61	$99.79	$99.99	+$0.20		+$1.38
6.0%	$100.39	$102.19	$100.45	$101.49	$101.63	+$0.14		+$1.18
6.5%	$101.88	$103.10	$102.10	$103.08	$103.22	+$0.14		+$1.12
15-Year Fixed Rate Agency Price:
1.5%	$85.61	$89.16	$85.80	$87.69	$88.84	+$1.15		+$3.04
2.0%	$88.00	$91.41	$88.34	$90.30	$91.38	+$1.08		+$3.04
2.5%	$90.44	$93.68	$90.83	$92.44	$93.38	+$0.94		+$2.55
3.0%	$92.61	$95.82	$93.12	$94.55	$95.34	+$0.79		+$2.22
3.5%	$94.61	$97.88	$94.56	$96.16	$96.53	+$0.37		+$1.97
4.0%	$96.24	$99.28	$96.01	$97.37	$97.81	+$0.44		+$1.80
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2024	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	June 30, 2025 vs Mar. 31, 2025		June 30, 2025 vs Dec. 31, 2024
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	149	140	145	156	168	+12		+23
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	147	118	126	130	125	-5		-1
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	149	129	135	143	146	+3		+11
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	183	168	177	181	192	+11		+15
30-Year Agency Current Coupon Yield to 3/5/10-Year U.S. Treasury Spread	143	133	142	150	157	+7		+15
30-Year Agency Current Coupon Yield to 3/5/10-Year Swap Spread	173	167	177	183	197	+14		+20
30-Year Agency Current Coupon Yield	5.87%	4.96%	5.83%	5.51%	5.48%	-3	bps	-35	bps
30-Year Mortgage Rate	6.94%	6.14%	6.86%	6.60%	6.67%	+7	bps	-19	bps
Credit Spread (in bps): [2]
CRT M2	166	159	137	163	155	-8		+18
CMBS AAA	100	91	72	94	86	-8		+14
CDX IG	54	53	50	61	51	-10		+1
CDX HY	341	326	310	373	316	-57		+6
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of June 30, 2025 and December 31, 2024, our investment portfolio totaled $82.3 billion and $73.3 billion, respectively, consisting of: $73.3 billion and $65.5 billion Agency RMBS, at fair value, respectively; $8.3 billion and $6.9 billion net TBA securities, at fair value, respectively; $0.7 billion and $0.9 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $66 million and $64 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025				December 31, 2024
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$79	$74	2.61%	—%	$97	$90	2.68%	—%
15-year TBA securities	200	201	5.00%	—%	—	—	—%	—%
Total ≤ 15-year	279	275	4.33%	—%	97	90	2.68%	—%
20-year RMBS	539	486	3.11%	1%	578	506	3.12%	1%
30-year:
30-year RMBS	72,037	70,544	5.13%	86%	66,464	63,453	5.01%	87%
30-year TBA securities, net [2]	7,962	8,062	5.24%	10%	6,887	6,861	5.37%	9%
Total 30-year	79,999	78,606	5.14%	96%	73,351	70,314	5.04%	96%
Total fixed rate Agency RMBS and TBA securities	80,817	79,367	5.13%	97%	74,026	70,910	5.02%	97%
Adjustable rate Agency RMBS	762	764	4.83%	1%	796	790	4.85%	1%
Multifamily	1,254	1,264	4.67%	2%	485	476	4.62%	1%
CMO Agency RMBS:
CMO	90	87	3.36%	—%	102	96	3.34%	—%
Interest-only strips	86	82	0.76%	—%	35	30	2.08%	—%
Principal-only strips	23	22	—%	—%	25	23	—%	—%
Total CMO Agency RMBS [3]	199	191	3.36%	—%	162	149	3.34%	—%
Total Agency RMBS and TBA securities [3]	83,032	81,586	5.11%	99%	75,469	72,325	5.02%	99%
Non-Agency RMBS [1,3]	16	15	5.31%	—%	17	15	5.29%	—%
CMBS [3]	28	28	6.74%	—%	264	236	6.59%	—%
CRT	570	613	10.43%	1%	583	633	10.44%	1%
Total investment securities [3]	$83,646	$82,242	5.15%	100%	$76,333	$73,209	5.06%	100%
________________________________
1.Table excludes other mortgage credit investments of $66 million and $64 million as of June 30, 2025 and December 31, 2024, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2025 and December 31, 2024, our TBA securities had a net carrying value of $101 million and $(26) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of June 30, 2025 and December 31, 2024, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.92% and 4.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2025 and December 31, 2024 (dollars in millions):

	June 30, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$32	$33	$29	100%	2.00%	102.4%	1.34%	54	9%
2.5%	9	9	9	100%	2.50%	99.5%	2.80%	148	18%
3.0%	27	27	26	100%	3.00%	100.8%	2.38%	142	17%
3.5%	7	7	7	100%	3.50%	101.0%	2.62%	142	17%
4.0%	2	3	2	12%	4.00%	100.9%	2.00%	168	43%
4.5%	200	200	202	—%	5.00%	100.6%	2.73%	170	40%
Total ≤ 15-year	277	279	275	26%	4.33%	101.3%	2.01%	107	15%
20-year:
2.5%	293	305	262	—%	2.50%	104.4%	1.73%	60	5%
3.0%	22	23	21	97%	3.00%	103.4%	2.29%	71	8%
3.5%	87	88	85	77%	3.50%	101.6%	2.97%	142	9%
4.0%	54	55	53	92%	4.00%	103.6%	3.09%	98	9%
≥ 4.5%	65	68	65	97%	4.64%	104.6%	3.41%	92	10%
Total 20-year:	521	539	486	41%	3.11%	103.8%	2.31%	82	7%
30-year:
≤ 3.0%	2,465	2,359	2,078	64%	2.54%	98.2%	2.79%	48	6%
3.5%	4,718	4,903	4,364	85%	3.50%	104.1%	2.84%	115	6%
4.0%	6,284	6,531	5,958	81%	4.00%	105.6%	3.10%	98	7%
4.5%	9,245	9,216	8,915	38%	4.50%	103.2%	3.94%	60	8%
5.0%	13,417	13,277	13,227	32%	5.00%	98.6%	5.19%	17	7%
5.5%	21,274	21,285	21,433	37%	5.50%	100.2%	5.47%	18	8%
6.0%	16,775	17,029	17,163	31%	6.00%	101.6%	5.71%	17	9%
≥ 6.5%	5,251	5,399	5,468	33%	6.51%	102.9%	5.90%	17	12%
Total 30-year	79,429	79,999	78,606	41%	5.14%	101.1%	4.91%	35	8%
Total fixed rate	$80,227	$80,817	$79,367	41%	5.13%	101.2%	4.89%	35	8%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2025, lower balance specified pools had a weighted average original loan balance of $188,000 and $140,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2025.

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
________________________________
1.See Note 1 of the preceding table for specified pool composition. As of December 31, 2024, lower balance specified pools had a weighted average original loan balance of $188,000 and $148,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2024.
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2025 and December 31, 2024, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. "Net spread and dollar roll income available to common stockholders" is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income and other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures); (ii) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates; and (iii) include interest rate swap periodic income/cost, TBA dollar roll income and other interest income/expense. As defined,

"Net spread and dollar roll income available to common stockholders" includes (i) the components of "economic interest income" and "economic interest expense", plus (ii) other interest income/expense, and less (iii) total operating expenses and dividends on preferred stock (GAAP measures).
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
Specifically, in the case "net spread and dollar roll income available to common stockholders" and components of such measure, "economic interest income" and "economic interest expense," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs, and it is more indicative of our total cost of funds than interest expense alone. Additionally, we believe the exclusion of "catch-up" premium amortization adjustments is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such adjustments is more indicative of the current earnings potential of our investment portfolio.
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

	June 30,	December 31,
Balance Sheet Data	2025	2024
	(Unaudited)
Investment securities, at fair value of $73,979 and $66,348, respectively, and other mortgage credit investments	$74,045	$66,412
Total assets	$102,021	$88,015
Repurchase agreements and other debt	$69,213	$60,862
Total liabilities	$91,674	$78,253
Total stockholders' equity	$10,347	$9,762
Net book value per common share [1]	$8.31	$9.00
Tangible net book value per common share [2]	$7.81	$8.41

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2025	2024	2025	2024
Interest income	$830	$695	$1,676	$1,337
Interest expense	668	698	1,355	1,370
Net interest income (expense)	162	(3)	321	(33)
Other gain (loss), net	(274)	(21)	(355)	476
Operating expenses	28	24	56	48
Net income (loss)	(140)	(48)	(90)	395
Dividends on preferred stock	38	32	73	63
Net income (loss) available (attributable) to common stockholders	$(178)	$(80)	$(163)	$332

Net income (loss)	$(140)	$(48)	$(90)	$395
Other comprehensive income (loss), net	48	(18)	141	(95)
Comprehensive income (loss)	(92)	(66)	51	300
Dividends on preferred stock	38	32	73	63
Comprehensive income (loss) available (attributable) to common stockholders	$(130)	$(98)	$(22)	$237

Weighted average number of common shares outstanding - basic	1,017.3	740.0	968.0	721.1
Weighted average number of common shares outstanding - diluted	1,017.3	740.0	968.0	723.0
Net income (loss) per common share - basic	$(0.17)	$(0.11)	$(0.17)	$0.46
Net income (loss) per common share - diluted	$(0.17)	$(0.11)	$(0.17)	$0.46
Comprehensive income (loss) per common share - basic	$(0.13)	$(0.13)	$(0.02)	$0.33
Comprehensive income (loss) per common share - diluted	$(0.13)	$(0.13)	$(0.02)	$0.33
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2025	2024	2025	2024
Average investment securities - at par	$66,876	$58,066	$68,290	$56,761
Average investment securities - at cost	$67,887	$59,198	$69,294	$57,926
Average net TBA dollar roll position - at cost	$11,996	$6,805	$9,725	$6,498
Average total assets - at fair value	$91,389	$73,885	$92,028	$72,303
Average repurchase agreements and other debt outstanding [3]	$59,469	$50,784	$60,582	$49,757
Average stockholders' equity [4]	$10,118	$8,481	$10,024	$8,380
Average tangible net book value "at risk" leverage [5]	7.5:1	7.2:1	7.4:1	7.2:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.6:1	7.4:1	7.6:1	7.4:1
Economic return on tangible common equity [7]	(1.0)%	(0.9)%	1.4%	4.8%
Expenses % of average total assets - annualized	0.12%	0.13%	0.12%	0.13%
Expenses % of average assets, including average net TBA position - annualized	0.11%	0.12%	0.11%	0.12%
Expenses % of average stockholders' equity - annualized	1.11%	1.13%	1.12%	1.15%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2025 and 2024, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$860	5.14%	$723	4.98%	$1,745	5.11%	$1,402	4.94%
Net premium amortization benefit (cost)	(30)	(0.25)%	(28)	(0.28)%	(69)	(0.27)%	(65)	(0.32)%
Interest income (GAAP measure)	830	4.89%	695	4.70%	1,676	4.84%	1,337	4.62%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(11)	(0.06)%	(14)	(0.10)%	(9)	(0.03)%	(24)	(0.09)%
Interest income, excluding "catch-up" premium amortization	819	4.83%	681	4.60%	1,667	4.81%	1,313	4.53%
TBA dollar roll income - implied interest income [1,2]	154	5.14%	93	5.47%	258	5.31%	177	5.45%
Economic interest income (non-GAAP measure) [3]	$973	4.87%	$774	4.69%	$1,925	4.87%	$1,490	4.63%

Weighted average actual portfolio CPR for investment securities held during the period	8.7%		7.1%		7.8%		6.4%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.8%		9.2%		7.8%		9.2%
30-year fixed rate mortgage rate as of period end [4]	6.67%		6.94%		6.67%		6.94%
10-year U.S. Treasury rate as of period end [4]	4.23%		4.40%		4.23%		4.40%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$135	$102	$33
Estimated "catch-up" premium amortization due to change in CPR forecast	3	—	3
Interest income, excluding "catch-up" premium amortization	138	102	36
TBA dollar roll income - implied interest income	61	71	(10)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$199	$173	$26

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$339	$262	$77
Estimated "catch-up" premium amortization due to change in CPR forecast	15	—	15
Interest income, excluding "catch-up" premium amortization	354	262	92
TBA dollar roll income - implied interest income	81	88	(7)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$435	$350	$85
Our average investment portfolio (at cost), inclusive of TBAs, increased 21% and 23% for the three and six months ended June 30, 2025, respectively, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 18 and 24 basis points for the three and six months ended June 30, 2025, respectively, largely as a result of shifting our asset portfolio from lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2025	$59,469	$66,790	$66,052	$11,996	$8,162	7.5:1	7.6:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
December 31, 2024	$59,690	$63,759	$59,426	$5,936	$6,887	7.2:1	7.2:1
September 30, 2024	$59,322	$64,585	$63,468	$2,650	$4,067	7.2:1	7.2:1
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2025 and 2024 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$668	4.44%	$698	5.44%	$1,355	4.45%	$1,370	5.44%
TBA dollar roll income - implied interest expense [2,3]	130	4.29%	88	5.11%	211	4.32%	172	5.22%
Economic interest expense - before interest rate swap periodic income, net [4]	798	4.42%	786	5.39%	1,566	4.43%	1,542	5.42%
Interest rate swap periodic income, net [2,5]	(282)	(1.56)%	(494)	(3.39)%	(575)	(1.63)%	(1,030)	(3.62)%
Total economic interest expense (non-GAAP measure)	$516	2.86%	$292	2.00%	$991	2.80%	$512	1.80%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$(30)	$119	$(149)
TBA dollar roll income - implied interest expense	42	67	(25)
Interest rate swap periodic income/cost	212	(6)	218
Total change in economic interest expense	$224	$180	$44

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$(15)	$298	$(313)
TBA dollar roll income - implied interest benefit/expense	39	85	(46)
Interest rate swap periodic income/cost	455	(10)	465
Total change in economic interest benefit/expense	$479	$373	$106
Our average mortgage borrowings, inclusive of TBAs, increased 24% and 25% for the three and six months ended June 30, 2025, respectively, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 97 and 99 basis points for the three and six months ended June 30, 2025, respectively, due to lower short-term interest rates.
Interest rate swap periodic income declined for the three and six months ended June 30, 2025, primarily due to higher pay rates on our pay-fixed swaps—driven by the maturity of lower-cost swaps—and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings also declined, reflecting a moderate decline in the Company's total hedge ratio and a shift towards a higher proportion of U.S. Treasury-based hedges. The following is a summary of our interest rate swaps outstanding during the three and six months ended June 30, 2025 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2025	2024	2025	2024
Average investment securities repo and other debt outstanding	$59,469	$50,784	$60,582	$49,757
Average net TBA dollar roll position outstanding - at cost	$11,996	$6,805	$9,725	$6,498
Average mortgage borrowings outstanding	$71,465	$57,589	$70,307	$56,255
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$45,849	$45,263	$45,019	$44,583
Ratio of average interest rate swaps to mortgage borrowings outstanding	64%	79%	64%	79%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.94%	1.18%	1.84%	1.01%
Average interest rate swap receive-floating rate	(4.38)%	(5.50)%	(4.38)%	(5.58)%
Average interest rate swap net pay/(receive) rate	(2.44)%	(4.32)%	(2.54)%	(4.57)%
For the three and six months ended June 30, 2025, we had an average forward starting net pay-fixed rate swap balance of $63 million and $173 million, respectively. For the three and six months ended June 30, 2024, we had an average forward starting net pay-fixed rate swap balance of $2.1 billion and $1.3 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2025	2024	2025	2024
Average asset yield	4.87%	4.69%	4.87%	4.63%
Average aggregate cost of funds	(2.86)%	(2.00)%	(2.80)%	(1.80)%
Average net interest spread	2.01%	2.69%	2.07%	2.83%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and six months ended June 30, 2025 and 2024 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Comprehensive income (loss) available (attributable) to common stockholders	$(130)	$(98)	$(22)	$237
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	177	115	422	206
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(270)	261	(1,453)	732
(Gain) loss on derivative instruments and other securities, net	367	(355)	1,386	(1,414)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(48)	18	(141)	95
Other adjustments:
Estimated "catch-up" premium amortization benefit due to change in CPR forecast [1]	(11)	(14)	(9)	(24)
TBA dollar roll income, net [2]	24	5	47	5
Interest rate swap periodic income (cost), net [2]	282	494	575	1,030
Other interest income (expense), net [2,3]	(3)	(32)	(14)	(67)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	388	394	791	800

Weighted average number of common shares outstanding - basic	1,017.3	740.0	968.0	721.1
Weighted average number of common shares outstanding - diluted	1,019.6	741.9	971.0	723.0
Net spread and dollar roll income per common share - basic	$0.38	$0.53	$0.82	$1.11
Net spread and dollar roll income per common share - diluted	$0.38	$0.53	$0.81	$1.11
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2025	2024	2025	2024
Loss on sale of investment securities, net	$(177)	$(115)	$(422)	$(206)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	270	(261)	1,453	(732)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	48	(18)	141	(95)
Total gain (loss) on investment securities, net	$141	$(394)	$1,172	$(1,033)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
TBA securities, dollar roll income	$24	$5	$47	$5
TBA securities, mark-to-market gain (loss)	(13)	(34)	41	(92)
Interest rate swaps, periodic income	282	494	575	1,030
Interest rate swaps, mark-to-market gain (loss)	(518)	(315)	(1,380)	(202)
Credit default swaps - buy protection	—	—	—	(3)
Payer swaptions	(9)	—	(28)	33
U.S. Treasury securities - short position	(139)	163	(599)	501
U.S. Treasury securities - long position	—	(12)	60	(55)
U.S. Treasury futures contracts - short position	4	89	(96)	275
SOFR futures contracts - long position	3	(3)	13	(13)
Other interest income (expense)	(3)	(32)	(14)	(67)
Other gain (loss)	2	—	(5)	2
Total gain (loss) on derivative instruments and other securities, net	$(367)	$355	$(1,386)	$1,414
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.6x and 7.2x as of June 30, 2025 and December 31, 2024, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2025 and December 31, 2024 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2025		December 31, 2024
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$65,992	89%	$59,362	90%
Debt of consolidated variable interest entities, at fair value	60	—%	64	—%
Total debt	66,052	89%	59,426	90%
TBA and forward settling non-Agency securities, at cost	8,162	11%	6,887	10%
Total mortgage borrowings	$74,214	100%	$66,313	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $3.2 billion and $1.4 billion as of June 30, 2025 and December 31, 2024, respectively.
2.As of June 30, 2025 and December 31, 2024, 48% and 47%, respectively, of our total repurchase agreements, including 50% and 49% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
We primarily finance our assets through collateralized borrowings structured as repurchase agreements (“repo”). We enter into these agreements on a bilateral basis with financial institutions and independent dealers, as well as through tri-party and centrally cleared repo platforms—such as the FICC’s GCF Repo service—accessed through our wholly owned, registered broker-dealer subsidiary, Bethesda Securities, LLC. We manage our repo funding through counterparty diversification, maintaining a suitable maturity profile, interest rate hedging, and other strategies. In addition to repo, we also utilize TBA dollar roll transactions to synthetically finance Agency RMBS.
The terms of bilateral repurchase agreements are established on a transaction-by-transaction basis at the time each borrowing is initiated or renewed and are governed by the provisions of a Master Repurchase Agreement. For GCF Repo transactions, the terms and conditions are set by the FICC's clearing rules and applicable operating procedures. Each of our repurchase agreements requires that borrowed amounts be subject to collateralization requirements, and interest rates are generally fixed and reflect prevailing market rates for the specified borrowing term and collateral type. Our repurchase agreement counterparties are not obligated to renew or enter into new borrowings upon the maturity of existing agreements.
TBA dollar roll transactions enhance our funding diversification, expand our available pool of assets, and improve our liquidity position by typically requiring lower collateral than Agency RMBS financed with repo. These transactions may also benefit from lower implied costs, or "specialness." However, if rolling TBA contracts into future months becomes uneconomical, we may need to take physical delivery of the underlying securities and fund those securities with other sources, potentially reducing our liquidity position.

Collateral Requirements and Unencumbered Assets
Borrowing capacity under our repurchase agreements is influenced by counterparty margin requirements, collateral values, interest rates and counterparties’ willingness and ability to lend. These factors can change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Centrally cleared repo capacity also depends on Bethesda Securities’ satisfying membership and regulatory requirements and maintaining its risk exposure within limits established by the FICC.
Haircuts for bilateral repurchase agreements are determined on a transaction-specific basis. A haircut is a discount applied to the market value of pledged collateral to protect the counterparty against potential declines in its value. Margin requirements for GCF Repo are set by the FICC. These include an initial margin requirement, calculated daily using a Value-at-Risk (“VaR”) model, which evaluates Bethesda Securities’ net exposure to the FICC, taking into account the offsetting risk sensitivities of positions such as repos and reverse repos. Initial margin is designed to protect the FICC against potential future exposure from a member default and may also be used to cover losses arising from the default of other clearing members, subject to assessments from the loss mutualization waterfall and applicable caps and withdrawal provisions set pursuant to FICC rules. The FICC also imposes daily variation margin, based on amounts borrowed plus accrued interest, adjusted for fluctuations in collateral value, and is intended to cover the current exposure associated with the repo transaction. Margin thresholds may increase during periods of elevated market volatility, causing an adverse change in our liquidity position.
When collateral values decline, counterparties typically issue margin calls requiring us to post additional collateral to restore the required collateralization level. Conversely, if the value of pledged securities rises, we may request the return of excess collateral. Collateral values are determined by our counterparties, who are required to act in good faith. Margin calls are typically due on the same business day, subject to notice provisions. As of June 30, 2025, we were in compliance with all margin requirements.
Fannie Mae and Freddie Mac publish monthly pay-down factors on the fifth business day following month-end, and repo counterparties typically reduce the values they assign to Agency RMBS collateral to account for the pay-down factor data, even though principal payments on Agency RMBS are generally not received until the 25th calendar day following month-end. Bilateral repo counterparties make this adjustment at the time Fannie Mae and Freddie Mac publish the pay-down factors. In contrast, the FICC assesses margin on the last business day of each month—prior to the factor release—using internally projected pay-down rates. This estimate-based collateral adjustment is referred to as the "blackout period exposure adjustment" or "blackout margin." On the factor release date, the FICC releases the blackout margin and updates collateral requirements to reflect the actual factor data.
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of June 30, 2025, approximately 10% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 8%.
Collateral requirements under our derivative agreements are typically subject to initial and variation margin requirements, similar to those for centrally cleared repo transactions, and may be adjusted based on changes in the value of the derivative agreements, collateral values, market volatility, and other factors. Collateral requirements for our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC. Collateral levels for interest rate swap agreements are established by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may impose margin requirements in excess of the clearing exchange. Non-centrally cleared derivative collateral requirements are set by the counterparty financial institution.
Haircut levels and initial or minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. During the three and six months ended June 30, 2025, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of June 30, 2025, the weighted average haircut and initial margin on our repurchase agreements was approximately 3.0% of the value of our collateral, compared to 3.2% as of December 31, 2024.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of June 30, 2025, our unencumbered assets totaled approximately $6.5 billion, or 66% of tangible equity, consisting of $6.4 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2024, consisting of $6.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

For additional details regarding assets pledged under our repo and derivative agreements refer to Note 6 to our Consolidated Financial Statements in this Form 10-Q.
Counterparty Risk
Collateral requirements imposed by counterparties subject us to the risk that pledged assets may not be returned to us as required. We attempt to manage this risk by actively monitoring our collateral positions and limiting our counterparties to registered clearinghouses and regulated financial institutions with acceptable credit ratings. We also diversify our funding sources across multiple counterparties and geographic region.
As of June 30, 2025, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing 5% of our tangible stockholders' equity. As of June 30, 2025, 10% of our tangible stockholders' equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2025, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board, which as of June 30, 2025, shares of our common stock with an aggregate repurchase price of $1.0 billion remained authorized for repurchase through December 31, 2026. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2025, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2025, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.2 years as of June 30, 2025, compared to 0.3 years as of December 31, 2024.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2025 and December 31, 2024 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2025 and December 31, 2024.
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

Interest Rate Sensitivity [1,2]
	June 30, 2025		December 31, 2024
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.3%	-3.1%	-0.1%	-0.9%
-50 Basis Points	-0.1%	-0.7%	0.0%	+0.2%
-25 Basis Points	0.0%	+0.2%	+0.1%	+0.5%
+25 Basis Points	-0.1%	-1.2%	-0.1%	-1.1%
+50 Basis Points	-0.3%	-3.2%	-0.3%	-2.8%
+75 Basis Points	-0.6%	-6.5%	-0.5%	-4.8%
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
As of June 30, 2025 and December 31, 2024, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.8% and 7.7%, respectively, and a weighted average yield of 4.92% and 4.77%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2025		December 31, 2024
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	12.1%	4.85%	11.7%	4.70%
-50 Basis Points	10.1%	4.88%	9.8%	4.73%
-25 Basis Points	8.7%	4.90%	8.5%	4.76%
Actual as of Period End	7.8%	4.92%	7.7%	4.77%
+25 Basis Points	7.2%	4.94%	7.3%	4.78%
+50 Basis Points	6.8%	4.95%	6.9%	4.79%
+75 Basis Points	6.6%	4.95%	6.7%	4.80%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2025 and December 31, 2024 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.2 and 5.1 years as of June 30, 2025 and December 31, 2024, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2025		December 31, 2024
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.6%	+26.1%	+2.5%	+24.5%
-25 Basis Points	+1.3%	+13.1%	+1.3%	+12.3%
-10 Basis Points	+0.5%	+5.2%	+0.5%	+4.9%
+10 Basis Points	-0.5%	-5.2%	-0.5%	-4.9%
+25 Basis Points	-1.3%	-13.1%	-1.3%	-12.3%
+50 Basis Points	-2.6%	-26.1%	-2.5%	-24.5%
________________________________
1.Spread sensitivity is derived from models that are dependent on inputs and assumptions, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings. Future borrowings are dependent upon the willingness of lenders to finance our investments, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral. These factors can change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Borrowings under centrally cleared repo also depend on Bethesda Securities’ satisfying membership and regulatory requirements and maintaining its risk exposure within limits established by the FICC.
As of June 30, 2025, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of June 30, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408), except as follows:
On May 15, 2025, Peter Federico, our President, Chief Executive Officer, Chief Investment Officer, and director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 137,393 shares of our common stock. The trading arrangement will expire on November 26, 2025 or earlier if all transactions under the trading arrangement are completed.
Item 6.     Exhibits and Financial Statement Schedules
(a) Exhibit Index
Exhibit No.    Description
*3.1    AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2025 (File No. 001-34057), filed May 2, 2025.

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
*4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2025 (File No. 001-34057), filed May 2, 2025.
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
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 17, 2025, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer, (Principal Executive Officer)
Date:	August 1, 2025

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 1, 2025