Form 10-Q
period 2025-09-30
AGNC Investment Corp.
filed 2025-10-31
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
(301) 968-9315
(Registrant’s telephone number, including area code)
 _________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	AGNC	The Nasdaq Global Select Market
Depositary shares of 7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCN	The Nasdaq Global Select Market
Depositary shares of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCM	The Nasdaq Global Select Market
Depositary shares of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCO	The Nasdaq Global Select Market
Depositary shares of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCP	The Nasdaq Global Select Market
Depositary shares of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock	AGNCL	The Nasdaq Global Select Market
Depositary shares of 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock	AGNCZ	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2025 was 1,072,724,070.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $68,821 and $59,952, respectively)	$76,198	$65,367
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	88	97
Credit risk transfer securities, at fair value (including pledged securities of $554 and $590, respectively)	609	633
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $15 and $206, respectively)	97	315
U.S. Treasury securities, at fair value (including pledged securities of $5,431 and $1,565, respectively)	5,927	1,575
Cash and cash equivalents	450	505
Restricted cash	1,461	1,266
Derivative assets, at fair value	145	205
Receivable for investment securities sold (including pledged securities of $1,340 and $0, respectively)	1,502	—
Receivable under reverse repurchase agreements	21,399	17,137
Goodwill	526	526
Other assets (including pledged securities of $74 and $0, respectively)	567	389
Total assets	$108,969	$88,015
Liabilities:
Repurchase agreements	$74,152	$60,798
Debt of consolidated variable interest entities, at fair value	58	64
Payable for investment securities purchased	1,225	74
Derivative liabilities, at fair value	87	94
Dividends payable	170	143
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	20,802	16,676
Other liabilities	1,031	404
Total liabilities	97,525	78,253
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $2,033 and $1,688, respectively	1,968	1,634
Common stock - $0.01 par value; 2,250 and 1,500 shares authorized, respectively; 1,072.7 and 897.4 shares issued and outstanding, respectively	11	9
Additional paid-in capital	18,892	17,264
Retained deficit	(9,038)	(8,554)
Accumulated other comprehensive loss	(389)	(591)
Total stockholders' equity	11,444	9,762
Total liabilities and stockholders' equity	$108,969	$88,015
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Interest income	$903	$756	$2,579	$2,093
Interest expense	755	820	2,110	2,190
Net interest income (expense)	148	(64)	469	(97)
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(81)	106	(503)	(100)
Unrealized gain on investment securities measured at fair value through net income, net	805	1,742	2,258	1,010
Gain (loss) on derivative instruments and other investments, net	(36)	(1,408)	(1,422)	6
Total other gain, net:	688	440	333	916
Expenses:
Compensation and benefits	20	21	57	52
Other operating expense	10	9	29	26
Total operating expense	30	30	86	78
Net income	806	346	716	741
Dividends on preferred stock	42	33	115	96
Net income available to common stockholders	$764	$313	$601	$645

Net income	$806	$346	$716	$741
Unrealized gain on investment securities measured at fair value through other comprehensive income, net	61	200	202	105
Comprehensive income	867	546	918	846
Dividends on preferred stock	42	33	115	96
Comprehensive income available to common stockholders	$825	$513	$803	$750

Weighted average number of common shares outstanding - basic	1,053.0	807.2	996.7	750.0
Weighted average number of common shares outstanding - diluted	1,056.6	810.1	999.9	752.3
Net income per common share - basic	$0.73	$0.39	$0.60	$0.86
Net income per common share - diluted	$0.72	$0.39	$0.60	$0.86
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2024	$1,634	766.1	$8	$15,960	$(8,338)	$(612)	$8,652
Net income	—	—	—	—	346	—	346
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	200	200
Stock-based compensation, net	—	—	—	5	—	—	5
Issuance of common stock	—	78.1	—	781	—	—	781
Preferred dividends declared	—	—	—	—	(33)	—	(33)
Common dividends declared	—	—	—	—	(295)	—	(295)
Balance, September 30, 2024	$1,634	844.2	$8	$16,746	$(8,320)	$(412)	$9,656

Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347
Net income	—	—	—	—	806	—	806
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	61	61
Stock-based compensation, net	—	—	—	9	—	—	9
Issuance of preferred stock	334	—	—	—	—	—	334
Issuance of common stock	—	31.0	1	308	—	—	309
Preferred dividends declared	—	—	—	—	(42)	—	(42)
Common dividends declared	—	—	—	—	(380)	—	(380)
Balance, September 30, 2025	$1,968	1,072.7	$11	$18,892	$(9,038)	$(389)	$11,444

Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	741	—	741
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	105	105
Stock-based compensation, net	—	0.9	—	10	—	—	10
Issuance of common stock	—	149.0	1	1,455	—	—	1,456
Preferred dividends declared	—	—	—	—	(96)	—	(96)
Common dividends declared	—	—	—	—	(817)	—	(817)
Balance, September 30, 2024	$1,634	844.2	$8	$16,746	$(8,320)	$(412)	$9,656

Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net income	—	—	—	—	716	—	716
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	202	202
Stock-based compensation, net	—	2.0	—	13	—	—	13
Issuance of preferred stock	334	—	—	—	—	—	334
Issuance of common stock	—	173.3	2	1,615	—	—	1,617
Preferred dividends declared	—	—	—	—	(115)	—	(115)
Common dividends declared	—	—	—	—	(1,085)	—	(1,085)
Balance, September 30, 2025	$1,968	1,072.7	$11	$18,892	$(9,038)	$(389)	$11,444
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income	$716	$741
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	126	134
Stock-based compensation, net	13	10
Loss on sale of investment securities, net	503	100
Unrealized gain on investment securities measured at fair value through net income, net	(2,258)	(1,010)
(Gain) loss on derivative instruments and other securities, net	1,422	(6)
(Increase) decrease in other assets	(82)	735
Increase (decrease) in other liabilities	85	(697)
Net cash provided by operating activities	525	7
Investing activities:
Purchases of Agency mortgage-backed securities	(33,357)	(28,166)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(68)	(222)
Proceeds from sale of Agency mortgage-backed securities	18,794	9,316
Proceeds from sale of credit risk transfer and non-Agency securities	270	278
Principal collections on Agency mortgage-backed securities	5,237	3,854
Principal collections on credit risk transfer and non-Agency securities	25	101
Payments on U.S. Treasury securities	(28,564)	(16,462)
Proceeds from U.S. Treasury securities	27,440	17,010
Net payments on reverse repurchase agreements	(3,578)	(1,343)
Net payments on derivative instruments	(707)	(461)
Net cash used in investing activities	(14,508)	(16,095)
Financing activities:
Proceeds from repurchase arrangements	4,968,577	3,980,103
Payments on repurchase agreements	(4,955,223)	(3,964,550)
Payments on debt of consolidated variable interest entities	(9)	(12)
Net proceeds from preferred stock issuance	334	—
Net proceeds from common stock issuances	1,617	1,455
Cash dividends paid	(1,173)	(893)
Net cash provided by financing activities	14,123	16,103
Net change in cash, cash equivalents and restricted cash	140	15
Cash, cash equivalents and restricted cash at beginning of period	1,771	1,771
Cash, cash equivalents and restricted cash at end of period	$1,911	$1,786

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$450	$507
Restricted cash	1,461	1,279
Total cash, cash equivalents and restricted cash, end of period	$1,911	$1,786
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of September 30, 2025 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of September 30, 2025 and December 31, 2024, our investment portfolio consisted of $76.9 billion and $66.3 billion investment securities, at fair value, respectively, $13.8 billion and $6.9 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $69 million and $64 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $36 million and $(26) million as of September 30, 2025 and December 31, 2024, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of September 30, 2025 and December 31, 2024, our investment securities had a net unamortized premium balance of $0.9 billion and $1.0 billion, respectively.

The following tables summarize our investment securities as of September 30, 2025 and December 31, 2024, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	September 30, 2025		December 31, 2024
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$73,979	$73,283	$67,139	$64,049
Adjustable rate	888	894	796	790
CMO	89	85	102	96
Interest-only and principal-only strips	114	109	60	53
Multifamily	1,896	1,915	485	476
Total Agency RMBS	76,966	76,286	68,582	65,464
Non-Agency RMBS [1]	16	14	17	15
CMBS	15	14	264	236
CRT securities	566	609	583	633
Total investment securities	$77,563	$76,923	$69,446	$66,348

	September 30, 2025					December 31, 2024
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,931	$—	$—	$—	$3,931	$4,447	$—	$—	$—	$4,447
Unamortized discount	—	—	—	—	—	(1)	—	—	—	(1)
Unamortized premium	237	—	—	—	237	265	—	—	—	265
Amortized cost	4,168	—	—	—	4,168	4,711	—	—	—	4,711
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(389)	—	—	—	(389)	(591)	—	—	—	(591)
Total available-for-sale securities, at fair value	3,779	—	—	—	3,779	4,120	—	—	—	4,120
Securities remeasured at fair value through earnings:
Par value [2]	72,103	18	15	558	72,694	63,119	19	270	576	63,984
Unamortized discount	(503)	(3)	—	(10)	(516)	(374)	(3)	(8)	(11)	(396)
Unamortized premium	1,198	1	—	18	1,217	1,126	1	2	18	1,147
Amortized cost	72,798	16	15	566	73,395	63,871	17	264	583	64,735
Gross unrealized gains	835	—	—	43	878	93	—	4	50	147
Gross unrealized losses	(1,126)	(2)	(1)	—	(1,129)	(2,620)	(2)	(32)	—	(2,654)
Total securities remeasured at fair value through earnings	72,507	14	14	609	73,144	61,344	15	236	633	62,228
Total securities, at fair value	$76,286	$14	$14	$609	$76,923	$65,464	$15	$236	$633	$66,348
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $69 million and $64 million as of September 30, 2025 and December 31, 2024, respectively.
2.Par value excludes interest-only securities. As of September 30, 2025 and December 31, 2024, Agency RMBS interest-only securities had a par value of $3,581 million and $307 million, respectively, and non-Agency interest-only securities had a par value of $16 million and $93 million, respectively.

The following table presents the Company's Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of September 30, 2025 and December 31, 2024 (in millions):

Investment Type	September 30, 2025	December 31, 2024
Fannie Mae	$40,258	$35,220
Freddie Mac	36,001	30,216
Ginnie Mae	27	28
Total	$76,286	$65,464
As of September 30, 2025 and December 31, 2024, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2025			December 31, 2024
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$16
AA	8	—	—	8	—	35
A	5	—	—	—	—	31
BBB	—	1	7	6	1	22
BB	46	—	—	87	1	51
B	11	—	7	27	—	43
Not Rated	539	12	—	505	12	38
Total	$609	$14	$14	$633	$15	$236
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $69 million and $64 million as of September 30, 2025 and December 31, 2024, respectively.

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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2025 and December 31, 2024, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 8.6% and 7.7%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2025 and December 31, 2024 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2025				December 31, 2024
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$962	$943	7.00%	6.51%	$539	$530	7.37%	8.06%
> 3 years and ≤ 5 years	15,252	15,126	5.95%	5.55%	2,026	2,066	5.96%	5.48%
> 5 years and ≤10 years	57,431	58,239	4.95%	4.74%	56,551	59,479	4.97%	4.66%
> 10 years	3,278	3,255	5.08%	5.16%	7,232	7,371	5.14%	5.24%
Total	$76,923	$77,563	5.17%	4.94%	$66,348	$69,446	5.03%	4.77%
 ________________________________
1.Table excludes other mortgage credit investments of $69 million and $64 million as of September 30, 2025 and December 31, 2024, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025	$—	$—	$3,764	$(389)	$3,764	$(389)
December 31, 2024	$—	$—	$4,104	$(591)	$4,104	$(591)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2025 and 2024 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2025			2024
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(8,055)	$(8,055)	$—	$(4,805)	$(4,805)
Proceeds from investment securities sold [1]	—	7,974	7,974	—	4,911	4,911
Net gain (loss) on sale of investment securities	$—	$(81)	$(81)	$—	$106	$106

Gross gain on sale of investment securities	$—	$66	$66	$—	$106	$106
Gross loss on sale of investment securities	—	(147)	(147)	—	—	—
Net gain (loss) on sale of investment securities	$—	$(81)	$(81)	$—	$106	$106

	Nine Months Ended September 30,
	2025			2024
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(109)	$(20,959)	$(21,068)	$—	$(11,400)	$(11,400)
Proceeds from investment securities sold [1]	95	20,470	20,565	—	11,300	11,300
Net gain (loss) on sale of investment securities	$(14)	$(489)	$(503)	$—	$(100)	$(100)

Gross gain on sale of investment securities	$—	$99	$99	$—	$126	$126
Gross loss on sale of investment securities	(14)	(588)	(602)	—	(226)	(226)
Net gain (loss) on sale of investment securities	$(14)	$(489)	$(503)	$—	$(100)	$(100)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the nine months ended September 30, 2025 and 2024, we received principal repayments on available-for-sale securities of $408 million and $882 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2025, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of September 30, 2025 and December 31, 2024, we had $74.2 billion and $60.8 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-

party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025			December 31, 2024
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$64,913	4.38%	9	$55,580	4.77%	10
> 1 to ≤ 3 months	3,531	4.31%	64	3,782	4.68%	39
> 3 to ≤ 6 months	555	4.46%	114	—	—%	—
Investment Securities Repo	68,999	4.38%	13	59,362	4.76%	11
U.S. Treasury Repo:
≤ 1 month	5,153	4.30%	2	1,436	4.68%	2
Total	$74,152	4.37%	12	$60,798	4.76%	11
As of September 30, 2025 and December 31, 2024, $29.5 billion and $25.4 billion, respectively, of our investment securities repurchase agreements and $1.5 billion and $1.4 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2025, we had $19.3 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 4.26%. As of December 31, 2024, we had $17.3 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 4.61%. As of September 30, 2025 and December 31, 2024, 45% and 50%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 44% and 47% of our repurchase agreement funding outstanding as of September 30, 2025 and December 31, 2024, respectively.
Reverse Repurchase Agreements
As of September 30, 2025 and December 31, 2024, we had $21.4 billion and $17.1 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $20.8 billion and $16.7 billion, respectively. As of September 30, 2025 and December 31, 2024, $4.6 billion and $3.9 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2025 and December 31, 2024 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2025	December 31, 2024
Interest rate swaps [1]	Derivative assets, at fair value	$—	$22
Swaptions	Derivative assets, at fair value	56	39
TBA and forward settling non-Agency securities	Derivative assets, at fair value	83	61
U.S. Treasury futures - short	Derivative assets, at fair value	—	83
SOFR futures contracts - long	Derivative assets, at fair value	6	—
Total derivative assets, at fair value		$145	$205

Interest rate swaps [1]	Derivative liabilities, at fair value	$(6)	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(47)	(87)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(34)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	—	(7)
Total derivative liabilities, at fair value		$(87)	$(94)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$5,927	$1,575
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(20,802)	(16,676)
Total U.S. Treasury securities, net at fair value		$(14,875)	$(15,101)
________________________________
1.As of September 30, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $0.7 billion and $2.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2025 and December 31, 2024 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	September 30, 2025				December 31, 2024
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$7,550	0.20%	4.20%	0.6	$8,500	0.14%	4.42%	0.5
> 1 to ≤ 3 years	9,100	1.27%	4.23%	2.2	10,550	0.22%	4.45%	1.8
> 3 to ≤ 5 years	4,350	1.17%	4.21%	4.4	3,800	0.25%	4.49%	3.9
> 5 to ≤ 7 years	3,650	3.88%	4.24%	6.0	4,150	2.14%	4.46%	5.7
> 7 to ≤ 10 years	21,946	3.69%	4.24%	8.7	12,646	3.52%	4.49%	8.8
> 10 years	1,500	3.67%	4.24%	10.0	—	—%	—%	0.0
Total	$48,096	2.47%	4.23%	5.6	$39,646	1.46%	4.46%	4.4
________________________________
1.As of September 30, 2025, 93% and 7% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively.

Payer Swaptions		Option			Underlying Payer Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
September 30, 2025	≤ 1 year	$—	$—	—	$—	—%	0.0
December 31, 2024	≤ 1 year	$23	$38	5	$2,000	4.16%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
September 30, 2025	≤ 1 year	$70	$56	12	$7,000	3.04%	9.2
December 31, 2024	≤ 1 year	$3	$1	11	$150	2.98%	5.0
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	September 30, 2025			December 31, 2024
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$3,146	$3,150	$3,138	$956	$961	$956
> 5 year ≤ 7 years	(715)	(712)	(648)	(2,722)	(2,685)	(2,302)
> 7 year ≤ 10 years	(15,087)	(14,934)	(15,176)	(12,659)	(12,329)	(11,999)
> 10 years	(2,162)	(2,210)	(2,189)	(1,782)	(1,829)	(1,756)
Total U.S. Treasury securities	$(14,818)	$(14,706)	$(14,875)	$(16,207)	$(15,882)	$(15,101)
________________________________
1.As of September 30, 2025 and December 31, 2024, short U.S. Treasury securities totaling $(20.8) billion and $(16.7) billion, at fair value, respectively, had a weighted average yield of 4.22% and 3.85%, respectively. As of September 30, 2025 and December 31, 2024, long U.S. Treasury securities totaling $5.9 billion and $1.6 billion, at fair value, respectively, had a weighted average yield of 4.02% and 4.27%, respectively.

U.S. Treasury Futures	September 30, 2025				December 31, 2024
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(150)	$(168)	$(169)	$(1)	$(1,582)	$(1,734)	$(1,721)	$13
> 7 year ≤ 10 years	(150)	(171)	(172)	(1)	(500)	(566)	(557)	9
> 10 years	(1,297)	(1,480)	(1,512)	(32)	(2,291)	(2,669)	(2,608)	61
Total U.S. Treasury futures	$(1,597)	$(1,819)	$(1,853)	$(34)	$(4,373)	$(4,969)	$(4,886)	$83
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2025				December 31, 2024
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$200	$202	$202	$—	$—	$—	$—	$—
Total 15-Year TBA securities	200	202	202	—	—	—	—	—
30-Year TBA securities:
≤ 3.0%	—	—	—	—	(586)	(504)	(497)	7
3.5%	—	—	—	—	—	2	—	(2)
4.0%	—	1	—	(1)	122	112	111	(1)
4.5%	5,218	5,012	5,062	50	2,342	2,210	2,204	(6)
5.0%	5,049	5,031	5,012	(19)	2,780	2,703	2,700	(3)
5.5%	762	760	764	4	(235)	(180)	(210)	(30)
6.0%	1,773	1,799	1,804	5	2,033	2,036	2,044	8
≥ 6.5%	964	1,000	997	(3)	499	508	509	1
Total 30-Year TBA securities, net	13,766	13,603	13,639	36	6,955	6,887	6,861	(26)
Total TBA securities, net	$13,966	$13,805	$13,841	$36	$6,955	$6,887	$6,861	$(26)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of September 30, 2025 and December 31, 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $1.2 billion, respectively, measured on a two-year swap equivalent basis, with a net carrying value of $6 million and $(7) million, respectively.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2025:
TBA securities, net	$8,407	53,321	(47,762)	$13,966	$150
Interest rate swaps - payer	$45,096	6,750	(3,750)	$48,096	(27)
Payer swaptions	$2,000	—	(2,000)	$—	(1)
Receiver swaptions	$(150)	(7,000)	150	$(7,000)	(15)
U.S. Treasury securities - short position	$(21,396)	(4,543)	5,225	$(20,714)	(148)
U.S. Treasury securities - long position	$3,545	5,780	(3,429)	$5,896	15
U.S. Treasury futures contracts - short position	$(1,964)	(2,255)	2,622	$(1,597)	(27)
					$(53)

Three months ended September 30, 2024:
TBA securities, net	$5,511	27,804	(29,151)	$4,164	$98
Interest rate swaps - payer	$48,696	25	(9,575)	$39,146	(1,036)
Credit default swaps - buy protection	$(96)	—	—	$(96)	(3)
Receiver Swaptions	$(150)	—	—	$(150)	1
U.S. Treasury securities - short position	$(13,999)	(3,983)	4,759	$(13,223)	(509)
U.S. Treasury securities - long position	$2,427	4,349	(4,248)	$2,528	36
U.S. Treasury futures contracts - short position	$(41)	(41)	41	$(41)	(17)
					$(1,430)

Nine months ended September 30, 2025:
TBA securities, net	$6,955	116,987	(109,976)	$13,966	$238
Interest rate swaps - payer	$39,646	17,500	(9,050)	$48,096	(832)
Payer swaptions	$2,000	1,500	(3,500)	$—	(29)
Receiver swaptions	$(150)	(7,000)	150	$(7,000)	(15)
U.S. Treasury securities - short position	$(17,792)	(16,335)	13,413	$(20,714)	(747)
U.S. Treasury securities - long position	$1,585	15,136	(10,825)	$5,896	75
U.S. Treasury futures contracts - short position	$(4,373)	(7,710)	10,486	$(1,597)	(123)
					$(1,433)

Nine months ended September 30, 2024:
TBA securities, net	$5,332	89,717	(90,885)	$4,164	$11
Interest rate swaps - payer	$44,476	11,595	(16,925)	$39,146	(199)
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(96)	96	$(96)	(6)
Payer swaptions	$1,250	—	(1,250)	$—	33
Receiver swaptions	$(150)	—	—	$(150)	1
U.S. Treasury securities - short position	$(11,347)	(10,247)	8,371	$(13,223)	(8)
U.S. Treasury securities - long position	$1,492	7,690	(6,654)	$2,528	(19)
U.S. Treasury futures contracts - short position	$(6,429)	(4,007)	10,395	$(41)	258
					$62

________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of September 30, 2025 and 2024, we held SOFR futures contracts with a long notional position of $1.2 billion and $1.0 billion, respectively, measured on a two-year swap equivalent basis. For the three and nine months ended September 30, 2025, we recognized a gain of $8 million and $21 million, respectively, and for the three and nine months ended September 30, 2024 we recognized a gain of $36 million and $23 million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of September 30, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the FICC, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of September 30, 2025, less than 8% of our tangible stockholders' equity was at risk with the FICC.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$70,058	$88	$134	$70,280
CRT - fair value	554	—	—	554
Non-Agency - fair value	15	—	—	15
U.S. Treasury securities - fair value	5,123	—	402	5,525
Accrued interest on pledged securities	346	—	8	354
Restricted cash	370	—	1,091	1,461
Total	$76,466	$88	$1,635	$78,189

	December 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$59,958	$97	$27	$60,082
CRT - fair value	590	—	—	590
Non-Agency - fair value	206	—	—	206
U.S. Treasury securities - fair value	1,414	—	151	1,565
Accrued interest on pledged securities	279	—	1	280
Restricted cash	386	—	880	1,266
Total	$62,833	$97	$1,059	$63,989
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $31 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2025 and December 31, 2024, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2025 and December 31, 2024 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2025			December 31, 2024
Securities Pledged by Remaining Maturity of Repurchase Agreements [1]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$71,394	$71,813	$327	$58,180	$60,506	$266
> 1 and ≤ 2 months	1,221	1,260	5	3,842	4,227	13
> 2 and ≤ 3 months	2,504	2,480	12	146	149	—
> 3 months	631	681	2	—	—	—
Total	$75,750	$76,234	$346	$62,168	$64,882	$279
________________________________
1.Includes $31 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2025 and December 31, 2024, respectively.
Assets Pledged from Counterparties
As of September 30, 2025 and December 31, 2024, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2025				December 31, 2024
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$8	$8	$—	$—	$17	$17
U.S. Treasury securities - fair value	21,191	—	14	21,205	16,885	—	—	16,885
Cash	—	40	16	56	—	28	38	66
Total	$21,191	$40	$38	$21,269	$16,885	$28	$55	$16,968

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2025
Interest rate swap and swaption agreements, at fair value [1]	$56	$—	$56	$—	$(40)	$16
TBA securities, at fair value [1]	83	—	83	(47)	(36)	—
Receivable under reverse repurchase agreements	21,399	—	21,399	(17,187)	(4,212)	—
Total	$21,538	$—	$21,538	$(17,234)	$(4,288)	$16

December 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$61	$—	$61	$—	$(28)	$33
TBA securities, at fair value [1]	61	—	61	(61)	—	—
Receivable under reverse repurchase agreements	17,137	—	17,137	(11,680)	(5,457)	—
Total	$17,259	$—	$17,259	$(11,741)	$(5,485)	$33

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2025
Interest rate swap agreements, at fair value [1]	$6	$—	$6	$—	$(6)	$—
TBA securities, at fair value [1]	47	—	47	(47)	—	—
Repurchase agreements	74,152	—	74,152	(17,187)	(56,965)	—
Total	$74,205	$—	$74,205	$(17,234)	$(56,971)	$—

December 31, 2024
TBA securities, at fair value [1]	$87	$—	$87	$(61)	$(26)	$—
Repurchase agreements	60,798	—	60,798	(11,680)	(49,118)	—
Total	$60,885	$—	$60,885	$(11,741)	$(49,144)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2025 and December 31, 2024, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$76,198	$—	$—	$65,367	$—
Agency securities transferred to consolidated VIEs	—	88	—	—	97	—
Credit risk transfer securities	—	609	—	—	633	—
Non-Agency securities	—	28	—	—	251	—
U.S. Treasury securities	5,927	—	—	1,575	—	—
Interest rate swaps [1]	—	—	—	—	22	—
Swaptions	—	56	—	—	39	—
TBA securities	—	83	—	—	61	—
SOFR Futures	6	—	—	—	—	—
U.S. Treasury futures	—	—	—	83	—	—
Total	$5,933	$77,062	$—	$1,658	$66,470	$—
Liabilities:
Debt of consolidated VIEs	$—	$58	$—	$—	$64	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	20,802	—	—	16,676	—	—
Interest rate swaps [1]	—	6	—	—	—	—
TBA securities	—	47	—	—	87	—
U.S. Treasury futures	34	—	—	—	—	—
SOFR Futures	—	—	—	7	—	—
Total	$20,836	$111	$—	$16,683	$151	$—
________________________________
1.As of September 30, 2025 and December 31, 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $0.7 billion and $2.3 billion, respectively, based on "Level 2" inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of September 30, 2025 and December 31, 2024, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of September 30, 2025 and December 31, 2024, the carrying value of other mortgage credit investments reported under the equity method of accounting was $69 million and $64 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of common shares issued and outstanding	1,051.2	805.0	994.8	747.9
Weighted average number of fully vested restricted stock units outstanding	1.8	2.2	1.9	2.1
Weighted average number of common shares outstanding - basic	1,053.0	807.2	996.7	750.0
Weighted average number of dilutive unvested restricted stock units outstanding	3.6	2.9	3.2	2.3
Weighted average number of common shares outstanding - diluted	1,056.6	810.1	999.9	752.3
Net income available to common stockholders	$764	$313	$601	$645
Net income per common share - basic	$0.73	$0.39	$0.60	$0.86
Net income per common share - diluted	$0.72	$0.39	$0.60	$0.86

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2025 and December 31, 2024, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of September 30, 2025, an additional 13,800 shares were designated as 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred stock (referred to as "Series H Preferred Stock"). As of September 30, 2025 and December 31, 2024, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. As of September 30, 2025, an additional 13,800 shares of Series H Preferred Stock were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2025 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [1,2]	First Optional Redemption Date / Conversion Date [2,3]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.69038%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.91138%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.57238%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	9.27638%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.75000%	October 15, 2027
Fixed-Rate
Series H	September 10, 2025	13.8	334	345	8.75000%	October 15, 2030
Total		81.3	$1,968	$2,033
________________________________
1.The depositary shares underlying our preferred stock accrue dividends on the $25.00 liquidation preference per depositary share from the issuance date until they are redeemed in accordance with their terms. The per annum dividend rates for the depositary shares underlying the Series C, D, E and F Preferred Stock represent the rates in effect as of September 30, 2025, and are reset quarterly. The depositary shares underlying the Series G Preferred Stock accrue dividends at an initial annual fixed rate until the fixed-rate-reset conversion date, after which dividends on these depositary shares accrue on a fixed-rate-reset basis equal to the conversion rate plus a fixed spread. The depositary shares underlying the Series H Preferred Stock accrue dividends at a fixed rate.
2.The Series C, D, E and F dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus spreads of 5.111%, 4.332%, 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate plus a spread of 4.39% per annum and will reset in accordance with the certificate of designations for such series.
3.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock issued under the sales agreements during the three and nine months ended September 30, 2025 and 2024 (in millions, except for per share data). As of September 30, 2025, shares of our common stock with an aggregate offering price of $1.0 billion remained authorized for issuance under this program through December 31, 2026.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
September 30, 2025	$9.95	31.0	$309
September 30, 2024	$10.00	78.1	$781
Nine months ended:
September 30, 2025	$9.33	173.3	$1,617
September 30, 2024	$9.78	149.0	$1,456
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2025	2024	2025	2024
Beginning Balance	$(450)	$(612)	$(591)	$(517)
OCI before reclassifications	61	200	188	105
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—	14	—
Ending Balance	$(389)	$(412)	$(389)	$(412)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2025. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Market Trends
In the third quarter of 2025, the pivot by the Federal Reserve (the "Fed") to a less restrictive monetary policy stance, combined with easing fiscal policy concerns, drove strong financial market performance and a notable improvement in investor sentiment. Agency RMBS were one of the best-performing fixed income asset classes during the quarter and have outperformed U.S. Treasuries for five consecutive months for the first time since 2013. In this favorable investment environment, AGNC generated an economic return on tangible common equity of 10.6% for the third quarter.
At its September meeting, the Fed lowered the federal funds rate as expected and signaled further monetary policy accommodation with the possibility of additional rate cuts at the October and December meetings. On the fiscal policy front, the passage of the tax bill early in the quarter and several positive tariff developments reduced uncertainty that had weighed on the investment outlook in the second quarter. Collectively, these investor-friendly developments contributed to a material decline in interest rate volatility and supported the relative outperformance of Agency RMBS.
Looking ahead, a number of macroeconomic dynamics support a constructive outlook for Agency RMBS. First, the Administration has begun to focus on mortgage spreads as a means of improving housing affordability. In a late-September interview, the Treasury Secretary underscored this view, stating: "the really important thing here is that we either maintain mortgage spreads, or narrow them further, to help the American people."

Second, the supply and demand dynamic for Agency RMBS remains well balanced. With the primary mortgage rate year-to-date remaining above 6%, net new issuance of Agency RMBS is expected to total approximately $200 billion in 2025—toward the lower end of initial expectations. Meanwhile, the demand outlook has improved, with banks expected to increase demand following anticipated regulatory reforms. In addition, money manager demand for Agency RMBS, which increased meaningfully in the third quarter, should remain robust given the favorable shift in monetary policy.
Third, the financing market for Agency RMBS remains strong. The Fed recently announced that it will conclude the reduction of its aggregate securities holdings on December 1, 2025 to ensure bank reserves remain at levels consistent with ongoing funding market liquidity. Over the longer-term, the Fed is also considering joining the FICC for purposes of the Standing Repo Facility and moving to a repo-based rate as its primary policy target. If implemented, each of these measures would further strengthen the repo market for U.S. Treasuries and Agency RMBS, particularly during periods of market stress.
Fourth, the outlook for GSE reform continues to move in a favorable direction, with policymakers emphasizing the importance of maintaining mortgage market stability. To that end, the Treasury Department has emphasized three guiding principles for GSE reform: (i) maximize taxpayer value; (ii) lower mortgage rates through stable or tighter mortgage spreads; and (iii) avoid disruptions to the housing finance system.
While these dynamics currently point in a favorable direction for Agency RMBS, episodes of financial market volatility and disruption are possible given ongoing monetary and fiscal policy uncertainty. In this evolving investment environment, AGNC’s disciplined approach to asset selection and risk management positions it well to generate favorable risk-adjusted returns.
Portfolio and Summary Financial Results
For the third quarter, AGNC generated total comprehensive income of $0.78 per diluted common share and an economic return of 10.6% on tangible common equity, comprised of $0.36 in dividends declared and a $0.47 increase in tangible net book value per common share. For the first three quarters of 2025, total comprehensive income was $0.80 per diluted common share, resulting in an economic return of 11.3%, comprised of $1.08 in dividends and a $0.13 decline in tangible net book value per common share.
Agency spreads to both Treasury and swap rates tightened meaningfully across the coupon stack during the third quarter, reflecting a sharp decline in interest rate volatility. Intermediate coupon securities performed the best, supported by strong index-based demand from money managers. Higher coupon RMBS also generated positive excess returns, though to a lesser extent, as the sizable intra-quarter rally in long-term interest rates increased prepayment concerns associated with these coupons. Hedge composition was another meaningful driver of performance, as swap spreads widened 2 to 5 basis points across the curve.
Our investment portfolio totaled $90.8 billion as of September 30, 2025, an increase of $8.5 billion from the prior quarter, reflecting the full deployment of preferred and common equity capital raised in the second and third quarters. As is typically the case when new capital is deployed, the assets added were primarily newly originated production coupon RMBS. Over time, we seek to optimize the composition of our asset base by rotating into pools with more favorable prepayment characteristics as market opportunities arise.
Consistent with the growth in our investment portfolio, our TBA position increased to $13.8 billion at quarter end from $8.3 billion as of June 30, 2025. As a result, the percentage of assets with favorable prepayment attributes1 declined to 76%, compared to 81% at June 30, 2025. The weighted average coupon of our portfolio, excluding TBAs, increased modestly to 5.17% as of quarter end, compared to 5.14% as of June 30, 2025. Including TBAs, the weighted average coupon was unchanged at 5.15%.
The average projected life CPR of our portfolio increased to 8.6% at quarter end from 7.8% as of June 30, 2025, reflecting lower mortgage rates. Actual CPRs averaged 8.3% for the quarter, down from 8.7% in the second quarter.
We ended the third quarter with tangible “at risk” leverage of 7.6x, unchanged from the prior quarter, and a substantial liquidity position of $7.2 billion in unencumbered cash and Agency RMBS, which represented 66% of tangible equity, up slightly from the second quarter.
The notional balance of our swap and Treasury-based hedges remained relatively stable during the third quarter; however, the composition shifted toward a greater share of longer-dated swap-based hedges. In duration dollar terms, swap-based hedges increased to 59% of our overall hedge portfolio, compared to 54% as of June 30, 2025.
Given the convexity profile of our assets and the significant decline in interest rate volatility, we added $7 billion of receiver swaptions during the third quarter to provide additional protection in a declining rate environment. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and liabilities including hedges, was 0.3 years at quarter end compared to 0.2 years as of June 30, 2025.
Net spread and dollar roll income (a non-GAAP measure) declined $0.03 to $0.35 per common share for the third quarter. This decline was primarily driven by lower swap income due to the maturity of legacy interest rate swaps with ultra-low fixed pay rates totaling $3.8 billion in the third quarter and $5.3 billion in the second quarter, as well as a timing mismatch between the issuance and deployment of new preferred and common equity capital.
Another important driver of net spread and dollar roll income is the amount of unhedged short-term debt in our funding mix, as measured by our hedge ratio. As of September 30, 2025, our interest rate hedge ratio—excluding option-based hedges—declined to 77% of total funding liabilities, compared to 86% as of June 30, 2025. This decline reflects our expectations for an accommodative monetary policy environment and positions AGNC’s earnings profile to benefit from future rate cuts as they occur.
Looking ahead, lower funding costs resulting from the September rate cut and potential future rate cuts, together with the full deployment of recently raised equity capital and a shift in our hedge mix toward a greater share of swap-based hedges, are likely to benefit net spread and dollar roll income, despite a gradual decline in the benefit of legacy swaps.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Sept. 30, 2025 vs June 30, 2025		Sept. 30, 2025 vs Dec. 31, 2024
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	5.00%	4.50%	4.50%	4.50%	4.25%	-25	bps	-25	bps
SOFR:
SOFR Rate	4.96%	4.49%	4.41%	4.45%	4.24%	-21	bps	-25	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	3.44%	4.08%	3.72%	3.49%	3.40%	-9	bps	-68	bps
5-Year Swap	3.25%	4.04%	3.65%	3.43%	3.39%	-4	bps	-65	bps
10-Year Swap	3.32%	4.07%	3.76%	3.69%	3.66%	-3	bps	-41	bps
30-Year Swap	3.30%	3.93%	3.79%	3.90%	3.93%	+3	bps	—	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	3.64%	4.24%	3.89%	3.72%	3.61%	-11	bps	-63	bps
5-Year U.S. Treasury	3.56%	4.38%	3.95%	3.80%	3.74%	-6	bps	-64	bps
10-Year U.S. Treasury	3.78%	4.57%	4.21%	4.23%	4.15%	-8	bps	-42	bps
30-Year U.S. Treasury	4.12%	4.78%	4.57%	4.78%	4.73%	-5	bps	-5	bps
30-Year Fixed Rate Agency Price:
2.5%	$86.22	$81.38	$83.05	$82.98	$84.25	+$1.27		+$2.87
3.0%	$89.68	$84.88	$86.58	$86.55	$87.85	+$1.30		+$2.97
3.5%	$93.09	$88.38	$90.11	$90.07	$91.40	+$1.33		+$3.02
4.0%	$95.98	$91.32	$93.10	$93.02	$94.27	+$1.25		+$2.95
4.5%	$98.27	$93.98	$95.55	$95.67	$97.02	+$1.35		+$3.04
5.0%	$99.90	$96.44	$97.89	$98.03	$99.19	+$1.16		+$2.75
5.5%	$101.15	$98.61	$99.79	$99.99	$100.84	+$0.85		+$2.23
6.0%	$102.19	$100.45	$101.49	$101.63	$102.16	+$0.53		+$1.71
6.5%	$103.10	$102.10	$103.08	$103.22	$103.34	+$0.12		+$1.24
15-Year Fixed Rate Agency Price:
1.5%	$89.16	$85.80	$87.69	$88.84	$89.48	+$0.64		+$3.68
2.0%	$91.41	$88.34	$90.30	$91.38	$91.97	+$0.59		+$3.63
2.5%	$93.68	$90.83	$92.44	$93.38	$94.05	+$0.67		+$3.22
3.0%	$95.82	$93.12	$94.55	$95.34	$95.83	+$0.49		+$2.71
3.5%	$97.88	$94.56	$96.16	$96.53	$96.89	+$0.36		+$2.33
4.0%	$99.28	$96.01	$97.37	$97.81	$98.36	+$0.55		+$2.35
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2024	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Sept. 30, 2025 vs June 30, 2025		Sept. 30, 2025 vs Dec. 31, 2024
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	140	145	156	168	146	-22		+1
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	118	126	130	125	105	-20		-21
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	129	135	143	146	126	-20		-9
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	168	177	181	192	168	-24		-9
30-Year Agency Current Coupon Yield to 3/5/10-Year U.S. Treasury Spread	133	142	150	157	137	-20		-5
30-Year Agency Current Coupon Yield to 3/5/10-Year Swap Spread	167	177	183	197	174	-23		-3
30-Year Agency Current Coupon Yield	4.96%	5.83%	5.51%	5.48%	5.20%	-28	bps	-63	bps
30-Year Mortgage Rate	6.14%	6.86%	6.60%	6.67%	6.32%	-35	bps	-54	bps
Credit Spread (in bps): [2]
CRT M2	159	137	163	155	151	-4		+14
CMBS AAA	91	72	94	86	77	-9		+5
CDX IG	53	50	61	51	52	+1		+2
CDX HY	326	310	373	316	318	+2		+8
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of September 30, 2025 and December 31, 2024, our investment portfolio totaled $90.8 billion and $73.3 billion, respectively, consisting of: $76.3 billion and $65.5 billion Agency RMBS, at fair value, respectively; $13.8 billion and $6.9 billion net TBA securities, at fair value, respectively; $0.6 billion and $0.9 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $69 million and $64 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025				December 31, 2024
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$71	$67	2.57%	—%	$97	$90	2.68%	—%
15-year TBA securities	202	202	5.00%	—%	—	—	—%	—%
Total ≤ 15-year	273	269	4.37%	—%	97	90	2.68%	—%
20-year RMBS	248	236	3.75%	—%	578	506	3.12%	1%
30-year:
30-year RMBS	73,660	72,980	5.16%	80%	66,464	63,453	5.01%	87%
30-year TBA securities, net [2]	13,603	13,639	5.07%	15%	6,887	6,861	5.37%	9%
Total 30-year	87,263	86,619	5.15%	95%	73,351	70,314	5.04%	96%
Total fixed rate Agency RMBS and TBA securities	87,784	87,124	5.14%	96%	74,026	70,910	5.02%	97%
Adjustable rate Agency RMBS	888	894	4.89%	1%	796	790	4.85%	1%
Multifamily	1,896	1,915	4.37%	2%	485	476	4.62%	1%
CMO Agency RMBS:
CMO	89	85	3.27%	—%	102	96	3.34%	—%
Interest-only strips	91	88	0.70%	—%	35	30	2.08%	—%
Principal-only strips	23	21	—%	—%	25	23	—%	—%
Total CMO Agency RMBS [3]	203	194	3.27%	—%	162	149	3.34%	—%
Total Agency RMBS and TBA securities [3]	90,771	90,127	5.12%	99%	75,469	72,325	5.02%	99%
Non-Agency RMBS [1,3]	16	14	5.30%	—%	17	15	5.29%	—%
CMBS [3]	15	14	6.50%	—%	264	236	6.59%	—%
CRT	566	609	10.48%	1%	583	633	10.44%	1%
Total investment securities [3]	$91,368	$90,764	5.15%	100%	$76,333	$73,209	5.06%	100%
________________________________
1.Table excludes other mortgage credit investments of $69 million and $64 million as of September 30, 2025 and December 31, 2024, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2025 and December 31, 2024, our TBA securities had a net carrying value of $36 million and $(26) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of September 30, 2025 and December 31, 2024, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.94% and 4.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2025 and December 31, 2024 (dollars in millions):

	September 30, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$31	$31	$28	100%	2.00%	102.4%	1.34%	57	9%
2.5%	8	8	8	100%	2.50%	99.5%	2.79%	151	18%
3.0%	23	24	23	100%	3.00%	100.7%	2.38%	145	17%
3.5%	6	6	6	99%	3.50%	100.9%	2.62%	145	17%
4.0%	2	2	2	16%	4.00%	100.7%	2.03%	169	49%
4.5%	200	202	202	—%	5.00%	100.4%	2.73%	173	47%
Total ≤ 15-year	270	273	269	24%	4.37%	101.3%	1.98%	107	15%
20-year:
2.5%	24	25	22	—%	2.50%	104.1%	1.75%	67	6%
3.0%	22	22	20	97%	3.00%	103.3%	2.29%	74	8%
3.5%	83	84	81	77%	3.50%	101.5%	2.97%	145	9%
4.0%	51	53	51	92%	4.00%	103.5%	3.09%	101	9%
≥ 4.5%	61	64	62	97%	4.63%	104.6%	3.40%	95	11%
Total 20-year:	241	248	236	80%	3.75%	103.1%	2.92%	108	9%
30-year:
≤ 3.0%	2,080	2,042	1,793	73%	2.57%	98.2%	2.79%	51	6%
3.5%	4,074	4,238	3,825	84%	3.50%	104.0%	2.83%	119	7%
4.0%	4,987	5,270	4,812	90%	4.00%	105.7%	3.06%	102	7%
4.5%	10,791	10,758	10,545	32%	4.50%	103.1%	3.96%	62	8%
5.0%	21,066	20,857	21,006	24%	5.00%	98.8%	5.16%	20	7%
5.5%	23,313	23,422	23,711	39%	5.50%	100.5%	5.42%	18	8%
6.0%	15,409	15,688	15,882	37%	6.00%	101.8%	5.64%	16	11%
≥ 6.5%	4,828	4,988	5,045	36%	6.51%	103.2%	5.75%	16	15%
Total 30-year	86,548	87,263	86,619	39%	5.15%	101.2%	4.92%	34	9%
Total fixed rate	$87,059	$87,784	$87,124	39%	5.14%	101.2%	4.91%	34	9%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2025, lower balance specified pools had a weighted average original loan balance of $188,000 and $141,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 142% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2025.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2025 and December 31, 2024, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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

	September 30,	December 31,
Balance Sheet Data	2025	2024
	(Unaudited)
Investment securities, at fair value of $76,923 and $66,348, respectively, and other mortgage credit investments	$76,992	$66,412
Total assets	$108,969	$88,015
Repurchase agreements and other debt	$74,210	$60,862
Total liabilities	$97,525	$78,253
Total stockholders' equity	$11,444	$9,762
Net book value per common share [1]	$8.77	$9.00
Tangible net book value per common share [2]	$8.28	$8.41

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2025	2024	2025	2024
Interest income	$903	$756	$2,579	$2,093
Interest expense	755	820	2,110	2,190
Net interest income (expense)	148	(64)	469	(97)
Other gain, net	688	440	333	916
Operating expenses	30	30	86	78
Net income	806	346	716	741
Dividends on preferred stock	42	33	115	96
Net income available to common stockholders	$764	$313	$601	$645

Net income	$806	$346	$716	$741
Other comprehensive income, net	61	200	202	105
Comprehensive income	867	546	918	846
Dividends on preferred stock	42	33	115	96
Comprehensive income available to common stockholders	$825	$513	$803	$750

Weighted average number of common shares outstanding - basic	1,053.0	807.2	996.7	750.0
Weighted average number of common shares outstanding - diluted	1,056.6	810.1	999.9	752.3
Net income per common share - basic	$0.73	$0.39	$0.60	$0.86
Net income per common share - diluted	$0.72	$0.39	$0.60	$0.86
Comprehensive income per common share - basic	$0.78	$0.64	$0.81	$1.00
Comprehensive income per common share - diluted	$0.78	$0.63	$0.80	$1.00
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2025	2024	2025	2024
Average investment securities - at par	$73,836	$65,748	$70,139	$59,756
Average investment securities - at cost	$74,783	$66,674	$71,127	$60,842
Average net TBA dollar roll position - at cost	$10,163	$2,650	$9,872	$5,206
Average total assets - at fair value	$104,432	$84,245	$96,192	$76,291
Average repurchase agreements and other debt outstanding [3]	$66,654	$59,322	$62,628	$52,969
Average stockholders' equity [4]	$10,732	$9,151	$10,275	$8,661
Average tangible net book value "at risk" leverage [5]	7.5:1	7.2:1	7.4:1	7.2:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.6:1	7.2:1	7.6:1	7.2:1
Economic return on tangible common equity [7]	10.6%	9.3%	11.3%	13.8%
Expenses % of average total assets - annualized	0.11%	0.14%	0.12%	0.14%
Expenses % of average assets, including average net TBA position - annualized	0.10%	0.14%	0.11%	0.13%
Expenses % of average stockholders' equity - annualized	1.12%	1.31%	1.12%	1.20%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2025 and 2024, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$960	5.20%	$825	5.02%	$2,705	5.14%	$2,227	4.97%
Net premium amortization benefit (cost)	(57)	(0.37)%	(69)	(0.48)%	(126)	(0.31)%	(134)	(0.38)%
Interest income (GAAP measure)	903	4.83%	756	4.54%	2,579	4.83%	2,093	4.59%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	14	0.08%	24	0.14%	5	0.01%	—	—%
Interest income, excluding "catch-up" premium amortization	917	4.91%	780	4.68%	2,584	4.84%	2,093	4.59%
TBA dollar roll income - implied interest income [1,2]	135	5.31%	39	5.82%	393	5.32%	216	5.51%
Economic interest income (non-GAAP measure) [3]	$1,052	4.95%	$819	4.73%	$2,977	4.90%	$2,309	4.66%

Weighted average actual portfolio CPR for investment securities held during the period	8.3%		7.3%		8.0%		6.7%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.6%		13.2%		8.6%		13.2%
30-year fixed rate mortgage rate as of period end [4]	6.32%		6.14%		6.32%		6.14%
10-year U.S. Treasury rate as of period end [4]	4.15%		3.78%		4.15%		3.78%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$147	$92	$55
Estimated "catch-up" premium amortization due to change in CPR forecast	(10)	—	(10)
Interest income, excluding "catch-up" premium amortization	137	92	45
TBA dollar roll income - implied interest income	96	111	(15)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$233	$203	$30

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$486	$354	$132
Estimated "catch-up" premium amortization due to change in CPR forecast	5	—	5
Interest income, excluding "catch-up" premium amortization	491	354	137
TBA dollar roll income - implied interest income	177	188	(11)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$668	$542	$126
Our average investment portfolio (at cost), inclusive of TBAs, increased 23% and 23% for the three and nine months ended September 30, 2025, respectively, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 22 and 24 basis points for the three and nine months ended September 30, 2025, respectively, largely as a result of shifting our asset portfolio from lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2025	$66,654	$70,066	$69,057	$10,163	$13,805	7.5:1	7.6:1
June 30, 2025	$59,469	$66,790	$66,052	$11,996	$8,162	7.5:1	7.6:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
December 31, 2024	$59,690	$63,759	$59,426	$5,936	$6,887	7.2:1	7.2:1
September 30, 2024	$59,322	$64,585	$63,468	$2,650	$4,067	7.2:1	7.2:1
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2025 and 2024 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$755	4.43%	$820	5.41%	$2,110	4.44%	$2,190	5.43%
TBA dollar roll income - implied interest expense [2,3]	112	4.31%	35	5.10%	323	4.31%	207	5.20%
Economic interest expense - before interest rate swap periodic income, net [4]	867	4.42%	855	5.40%	2,433	4.42%	2,397	5.41%
Interest rate swap periodic income, net [2,5]	(245)	(1.25)%	(456)	(2.88)%	(820)	(1.49)%	(1,486)	(3.36)%
Total economic interest expense (non-GAAP measure)	$622	3.17%	$399	2.52%	$1,613	2.93%	$911	2.05%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2025 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$(65)	$101	$(166)
TBA dollar roll income - implied interest expense	77	99	(22)
Interest rate swap periodic income/cost	211	(9)	220
Total change in economic interest expense	$223	$191	$32

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$(80)	$399	$(479)
TBA dollar roll income - implied interest benefit/expense	116	181	(65)
Interest rate swap periodic income/cost	666	(19)	685
Total change in economic interest benefit/expense	$702	$561	$141
Our average mortgage borrowings, inclusive of TBAs, increased 24% and 25% for the three and nine months ended September 30, 2025, respectively, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 98 and 99 basis points for the three and nine months ended September 30, 2025, respectively, due to lower short-term interest rates.
Interest rate swap periodic income declined for the three and nine months ended September 30, 2025, primarily due to higher pay rates on our pay-fixed swaps—driven by the maturity of lower-cost swaps—and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings also declined, reflecting a decline in the Company's total hedge ratio and a shift towards a higher proportion of U.S. Treasury-based hedges. The following is a summary of our interest rate swaps outstanding during the three and nine months ended September 30, 2025 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2025	2024	2025	2024
Average investment securities repo and other debt outstanding	$66,654	$59,322	$62,628	$52,969
Average net TBA dollar roll position outstanding - at cost	$10,163	$2,650	$9,872	$5,206
Average mortgage borrowings outstanding	$76,817	$61,972	$72,500	$58,175
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$45,656	$44,781	$45,233	$44,650
Ratio of average interest rate swaps to mortgage borrowings outstanding	59%	72%	62%	77%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	2.25%	1.38%	1.98%	1.13%
Average interest rate swap receive-floating rate	(4.35)%	(5.36)%	(4.37)%	(5.50)%
Average interest rate swap net pay/(receive) rate	(2.10)%	(3.98)%	(2.39)%	(4.37)%
For the three and nine months ended September 30, 2025, we had an average forward starting net pay-fixed rate swap balance of $238 million and $196 million, respectively. For the three and nine months ended September 30, 2024, we had an average forward starting net pay-fixed rate swap balance of $1 million and $894 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2025	2024	2025	2024
Average asset yield	4.95%	4.73%	4.90%	4.66%
Average aggregate cost of funds	(3.17)%	(2.52)%	(2.93)%	(2.05)%
Average net interest spread	1.78%	2.21%	1.97%	2.61%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2025 and 2024 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Comprehensive income available to common stockholders	$825	$513	$803	$750
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	81	(106)	503	100
Unrealized gain on investment securities measured at fair value through net income, net	(805)	(1,742)	(2,258)	(1,010)
(Gain) loss on derivative instruments and other securities, net	36	1,408	1,422	(6)
Adjustment to exclude unrealized gain reported through other comprehensive income:
Unrealized gain on available-for-sale securities measure at fair value through other comprehensive income, net	(61)	(200)	(202)	(105)
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	14	24	5	—
TBA dollar roll income, net [2]	23	4	70	9
Interest rate swap periodic income (cost), net [2]	245	456	820	1,486
Other interest income (expense), net [2,3]	7	(12)	(7)	(79)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	365	345	1,156	1,145

Weighted average number of common shares outstanding - basic	1,053.0	807.2	996.7	750.0
Weighted average number of common shares outstanding - diluted	1,056.6	810.1	999.9	752.3
Net spread and dollar roll income per common share - basic	$0.35	$0.43	$1.16	$1.53
Net spread and dollar roll income per common share - diluted	$0.35	$0.43	$1.16	$1.52
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2025	2024	2025	2024
Gain (loss) on sale of investment securities, net	$(81)	$106	$(503)	$(100)
Unrealized gain on investment securities measured at fair value through net income, net [2]	805	1,742	2,258	1,010
Unrealized gain on investment securities measured at fair value through other comprehensive income, net	61	200	202	105
Total gain on investment securities, net	$785	$2,048	$1,957	$1,015
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
TBA securities, dollar roll income	$23	$4	$70	$9
TBA securities, mark-to-market gain (loss)	127	94	168	2
Interest rate swaps, periodic income	245	456	820	1,486
Interest rate swaps, mark-to-market gain (loss)	(272)	(1,492)	(1,652)	(1,694)
Credit default swaps - buy protection	—	(3)	—	(6)
Payer swaptions	(1)	—	(29)	33
Receiver swaptions	(15)	1	(15)	1
U.S. Treasury securities - short position	(148)	(509)	(747)	(8)
U.S. Treasury securities - long position	15	36	75	(19)
U.S. Treasury futures contracts - short position	(27)	(17)	(123)	258
SOFR futures contracts - long position	8	36	21	23
Other interest income (expense)	7	(12)	(7)	(79)
Other gain (loss)	2	(1)	(3)	1
Total gain (loss) on derivative instruments and other securities, net	$(36)	$(1,407)	$(1,422)	$7
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.6x and 7.2x as of September 30, 2025 and December 31, 2024, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2025 and December 31, 2024 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2025		December 31, 2024
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$68,999	83%	$59,362	90%
Debt of consolidated variable interest entities, at fair value	58	—%	64	—%
Total debt	69,057	83%	59,426	90%
TBA and forward settling non-Agency securities, at cost	13,805	17%	6,887	10%
Total mortgage borrowings	$82,862	100%	$66,313	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $5.2 billion and $1.4 billion as of September 30, 2025 and December 31, 2024, respectively.
2.As of September 30, 2025 and December 31, 2024, 44% and 47%, respectively, of our total repurchase agreements, including 47% and 49% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
When collateral values decline, counterparties typically issue margin calls requiring us to post additional collateral to restore the required collateralization level. Conversely, if the value of pledged securities rises, we may request the return of excess collateral. Collateral values are determined by our counterparties, who are required to act in good faith. Margin calls are typically due on the same business day, subject to notice provisions. As of September 30, 2025, we were in compliance with all margin requirements.
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
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of September 30, 2025, approximately 15% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 10%.
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
Haircut levels and initial or minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. During the three and nine months ended September 30, 2025, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of September 30, 2025, the weighted average haircut and initial margin on our repurchase agreements was approximately 2.9% of the value of our collateral, compared to 3.2% as of December 31, 2024.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of September 30, 2025, our unencumbered assets totaled approximately $7.3 billion, or 66% of tangible equity, consisting of $7.2 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2024, consisting of $6.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

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
As of September 30, 2025, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of September 30, 2025, less than 8% of our tangible stockholders' equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2025, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board, which as of September 30, 2025, shares of our common stock with an aggregate repurchase price of $1.0 billion remained authorized for repurchase through December 31, 2026. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2025, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2025, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
•the availability and terms of our financing and hedge positions;
•changes in the market value of our assets, including from changes in net interest spreads, market liquidity or depth, and changes in our "at risk" leverage or hedge positions;
•fluctuations in the yield curve;
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
•the direct or indirect effects of actions by the federal, state, or local governments that affect the economy, the housing sector or financial markets, including actions relating to fiscal policy;
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgment we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.3 years as of September 30, 2025 and December 31, 2024.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2025 and December 31, 2024 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2025 and December 31, 2024.
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

Interest Rate Sensitivity [1,2]
	September 30, 2025		December 31, 2024
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.3%	-3.4%	-0.1%	-0.9%
-50 Basis Points	-0.1%	-0.8%	0.0%	+0.2%
-25 Basis Points	0.0%	+0.3%	+0.1%	+0.5%
+25 Basis Points	-0.1%	-1.4%	-0.1%	-1.1%
+50 Basis Points	-0.4%	-3.8%	-0.3%	-2.8%
+75 Basis Points	-0.7%	-7.0%	-0.5%	-4.8%
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
As of September 30, 2025 and December 31, 2024, our investment securities (excluding TBAs) had a weighted average projected CPR of 8.6% and 7.7%, respectively, and a weighted average yield of 4.94% and 4.77%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2025		December 31, 2024
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	15.0%	4.83%	11.7%	4.70%
-50 Basis Points	12.2%	4.87%	9.8%	4.73%
-25 Basis Points	10.0%	4.91%	8.5%	4.76%
Actual as of Period End	8.6%	4.94%	7.7%	4.77%
+25 Basis Points	7.6%	4.96%	7.3%	4.78%
+50 Basis Points	7.1%	4.97%	6.9%	4.79%
+75 Basis Points	6.7%	4.98%	6.7%	4.80%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2025 and December 31, 2024 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.1 as of September 30, 2025 and December 31, 2024 based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2025		December 31, 2024
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+25.9%	+2.5%	+24.5%
-25 Basis Points	+1.3%	+12.9%	+1.3%	+12.3%
-10 Basis Points	+0.5%	+5.2%	+0.5%	+4.9%
+10 Basis Points	-0.5%	-5.2%	-0.5%	-4.9%
+25 Basis Points	-1.3%	-12.9%	-1.3%	-12.3%
+50 Basis Points	-2.5%	-25.9%	-2.5%	-24.5%
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
As of September 30, 2025, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of September 30, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).
Supplement to U.S. Federal Income Tax Considerations
The following summary of certain U.S. federal income tax considerations supplements the discussion set forth under the heading “U.S. Federal Income Tax Considerations” in the shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on May 9, 2024, including the base prospectus dated as of May 9, 2024 (the “Prospectus”), as amended by the prospectus supplement to the Prospectus dated as of April 24, 2025, and under the headings “Regulatory Requirements” and “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in the Prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to our shareholders in light of their personal investment or tax circumstances.

New legislation has been recently enacted that modifies certain disclosures in “U.S. Federal Income Tax Considerations” of the Prospectus. Please see below for a brief description of these modifications.
•As described in the Prospectus, stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including capital gain dividends or dividends eligible for the reduced rates applicable to “qualified dividend income”), subject to certain limitations. Although originally scheduled to expire for taxable years beginning on or after January 1, 2026, the new legislation makes this 20% deduction permanent.
•The limitation on a REIT’s ownership of TRS securities has been increased from 20% to 25% of the REIT’s total assets, effective for taxable years beginning after December 31, 2025.
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
*3.10    Certificate of Designations of 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.8 of Form 8-A (File No 001-34057), filed September 10, 2025.
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
*4.9    Specimen 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock Certificate. incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No 001-34057), filed September 10, 2025.
*4.10    Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.11    Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.10), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.12    Deposit Agreement relating to 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated March 6, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.13    Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.12), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.14    Deposit Agreement relating to 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated October 3, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
*4.15    Form of Depositary Receipt representing 1/1,000th of a share of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.14), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
*4.16    Deposit Agreement relating to 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated February 11, 2020, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.
*4.17    Form of Depositary Receipt representing 1/1,000th of a share of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.16), incorporated herein by reference to Exhibit A of Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.
*4.18    Deposit Agreement relating to 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, dated September 14, 2022, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 14, 2022.
*4.19    Form of Depositary Receipt representing 1/1,000th of a share of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.18), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 14, 2022.
*4.20    Deposit Agreement relating to 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock, dated September 10, 2025, among AGNC Investment Corp., Computershare Inc. and Computershare Trust

Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 10, 2025.
*4.21    Form of Depositary Receipt representing 1/1,000th of a share of 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.20), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 10, 2025.
*14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 17, 2025, incorporated herein by reference to Exhibit 14 of Form 10-Q for the quarter ended June 30, 2025 (File No. 001-34057), filed August 1, 2025.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer, (Principal Executive Officer)
Date:	October 31, 2025

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	October 31, 2025