Form 10-K
period 2025-12-31
AGNC Investment Corp.
filed 2026-02-23
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2025
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
(301) 968-9315
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $8.6 billion based upon the closing price of the Registrant's common stock of $9.19 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2026 was 1,108,770,670.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
•qualify as a REIT; and
•remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
Targeted Investments
Asset selection is a central component of our overall investment approach. Our investments consist predominantly of Agency RMBS which, in addition to carrying a GSE or U.S. Government guarantee against loss of principal, are considered a cornerstone of the U.S. financial system. The $9 trillion Agency market plays a vital role in providing liquidity to homeowners and prospective homeowners to purchase or refinance homes. We may also invest in Agency multifamily mortgage-backed securities ("Agency multifamily MBS") that are similarly guaranteed by a GSE and in other assets related to the housing, mortgage, or real estate markets that are not guaranteed by a GSE or a U.S. Government agency (collectively referred to as "non-Agency MBS").
Our team of investment professionals has decades of experience investing in Agency RMBS and our other targeted investments. Our asset selection process involves assessing relative risk-return profiles against the backdrop of broader market conditions. Utilizing sophisticated modeling techniques, we identify assets with favorable underlying loan characteristics with the objective of optimizing returns over the life of the investment.
Agency Securities
•Agency Residential Mortgage-Backed Securities. Agency RMBS consist of pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are in effect "passed through" to the security holders, after deducting guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We may also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments backed by a pool of Agency RMBS.
•To-Be-Announced Forward Contracts ("TBAs"). TBAs are forward contracts to purchase or sell Agency RMBS in the TBA market. TBA contracts specify the coupon rate, issuer, term and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.
•Agency Multifamily Mortgage-Backed Securities. Agency multifamily MBS consist of securities backed by one or more mortgage loans secured by one or more multifamily properties that benefit from a GSE guarantee of timely payment of principal and interest. Our investments in Agency multifamily securities primarily consist of securities issued under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program, which are generally backed by a single mortgage loan secured by a single property and include lender risk-sharing.
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
The amount of leverage that we utilize depends on market conditions, our assessment of risk and returns and our ability to borrow sufficient funds on favorable terms to acquire mortgage securities. We generally expect our leverage to be within six to ten times the amount of our tangible stockholders' equity, but under certain conditions we may operate at leverage levels outside of this range.
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
Risk Management Strategy
As a levered investor in fixed income securities, risk management is core to our business. We are exposed to a variety of market risks, including interest rate, prepayment, extension, spread and credit risks. Our investment strategies are based on our assessment of these risks, our ability to hedge a portion of these risks and our intention to qualify as a REIT. We employ a variety of investment and risk management strategies to reduce our exposure to market risks, and we continuously monitor and adjust our hedge portfolio, the net duration (or interest rate sensitivity) of our investment portfolio, and leverage in order to optimize long-term risk-adjusted returns as market conditions warrant.
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
Interest income from obligations secured by mortgages on real property (such as Agency and non-Agency MBS) generally constitutes qualifying income for purposes of the 75% gross income test described above. There is no direct authority regarding the qualification of income or gains from TBAs for purposes of the 75% gross income test; however, we treat such income and gains as qualifying income for this purpose based on an opinion of legal counsel. The treatment of interest income from other real estate securities depends on their specific tax structure. Income and gains from instruments used to hedge the interest rate risk associated with our borrowings incurred, or to be incurred, to acquire real estate assets generally will be excluded from both gross income tests, provided that specified requirements are satisfied.
Asset Tests:
At the close of each calendar quarter, we must satisfy two sets of tests relating to the nature of our assets.
1.Asset qualification test: At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital. For this purpose, Agency mortgage-backed securities are treated as U.S. Government securities and all other mortgage-backed securities and mortgage loans are generally treated as "real estate assets." Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset diversification tests described below.
2.Assets diversification tests:
a.The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.
b.We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities.
c.The aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets.
d.No more than 25% of the total value of our assets may be represented by certain non-mortgage debt instruments issued by publicly offered REITs (even though such debt instruments qualify under the 75% asset test).
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
Regulatory Requirements of our Captive Broker-Dealer Subsidiary
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as an SEC registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Thus, our ability to access tri-party repo funding through the

FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, is reliant on BES's ability to continually meet FINRA and FICC regulatory and membership requirements.
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2025, our workforce consisted of 54 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our zero employee turnover during the past three years and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees and we greatly value their input. To foster this, we regularly engage with our employees in a variety of ways through direct interaction with each member of our staff, periodic anonymous employee surveys, and regular town hall meetings. Our anonymous employee surveys provide important information about their job satisfaction, engagement, and specific concerns. Results consistently reflect high levels of employee satisfaction, including in areas of leadership, benefits, engagement, training, and development. To encourage candid feedback, we partner with outside vendors who analyze survey results and provide verbatim comments on an anonymous basis. In recognition of these efforts, AGNC was recertified as a Great Place to Work™ in 2023 based entirely on employee feedback. In 2024, Fortune named AGNC one of the Best Small WorkplacesTM, recognizing our commitment to creating a best-in-class employee experience. Our Board of Directors (our "Board") and management use survey results and regular direct feedback from employees in making adjustments to our work environment and benefits package.
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
Employee Development
We have a number of policies and programs to further the professional development of our employees. These include our professional certification and continuing education policy, reimbursement for any supervisor-approved courses, one-on-one coaching to enhance skills in a number of areas of personal and professional development, and memberships to organizations that provide employees with access to educational webinars. We offer a formal mentoring program for employees to receive direct one-on-one career guidance and cross-functional experience across various operations. Our employees also have the opportunity to lead and/or participate in employee-led initiatives, such as our employee-led Volunteerism & Community Outreach Committee, which is responsible for implementing and leading new volunteer opportunities, as well as identifying ways the Company can have a positive impact on the community. These initiatives have advanced unique and professional skill sets throughout the organization.
Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace, and we periodically conduct workplace trainings and workshops attended by all employees related to these topics. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2025, 39% of our employees were women and 31% were ethnically diverse.

Compensation and Benefits
We seek to attract and retain the most talented employees in our industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee's individual contributions through a combination of fixed and variable pay elements. Each employee receives a total compensation package that includes base salary, short-term incentives in the form of an annual cash bonus and long-term equity incentives in the form of time-vesting and/or performance-vesting restricted stock units. The proportion of each employee's variable incentive versus fixed-based elements of their compensation is directly correlated to the individual's level of responsibility and role in the organization. Generally, higher level employees have higher proportions of variable incentive-based compensation in their target mix. Similarly, within the incentive-based elements, the proportion of long-term incentive-based elements generally corresponds to the individual's role and level of responsibility in the organization.
As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible, comprehensive and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, parental leave and adoption assistance, voluntary short-term and long-term disability insurance, term life insurance, employee assistance programs, and other benefits. We also believe in the long-term financial wellness of our employees, and to foster maximum savings rates by our employees we offer a 401(k) Savings Plan with Company matching contributions of 100% up to 6% of each employee's eligible compensation, subject to IRS limits.
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
When the differential (or "spread") between the market yield on our assets and our interest rate hedges widens, our tangible net book value will typically decline, a dynamic we refer to as "spread risk." As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our business. Although we use hedging instruments in an effort to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including actual or expected monetary policy actions by U.S. and foreign central banks; legislative, regulatory or other administrative actions affecting the Agency RMBS market; changes in fiscal policy and rising federal budget deficits; increased market volatility; reduced market liquidity; higher Agency RMBS supply; and shifts in investor return requirements and sentiment.
Interest rate and spread volatility represent significant risks to our business, potentially affecting our liquidity, increasing our costs, and impacting our ability to manage risks effectively.
Interest rate and spread volatility can materially and adversely impact our business, financial condition, and operating results. Elevated volatility amplifies market risks that affect the value of our assets and liabilities and can reduce earnings stability. Increased volatility also heightens our exposure to margin calls, including higher risk-based margin requirements, which may require us to post additional collateral, thereby reducing our unencumbered cash and other liquid assets (or “unencumbered liquidity”) and thus limiting resources available for operational needs and further margin obligations.
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
Sustained interest rate and spread volatility has the potential to materially impact our unencumbered liquidity, increase our costs, and impair our ability to manage risk effectively. While we actively monitor market conditions and adjust our strategies in response, there is no assurance that these measures will be sufficient to offset the negative effects of volatility on our business, operations, and financial results.
The participation of the Fed and other government-related entities in the Agency mortgage market could have an adverse effect on our Agency RMBS investments.
Participation by the Federal Reserve (the "Fed") or other government-related entities in the Agency RMBS market can materially impact mortgage market conditions, affecting supply, pricing, and returns. Asset purchases, particularly when undertaken on an uneconomic basis, by the Fed or other government-related entities generally would be expected to tighten mortgage spreads and thus drive Agency RMBS values higher, which would increase our tangible net book value but reduce the return potential on new investments. Conversely, actual or anticipated reductions in Agency RMBS holdings by such entities would be expected to lead to lower values and wider spreads, thereby lowering our tangible net book value while improving the return potential on new investments.
The Fed first implemented large-scale asset purchases, known as quantitative easing ("QE"), during the 2008-2009 financial crisis to stabilize financial markets and support economic recovery. In response to the COVID-19 financial crisis, the Fed's balance sheet more than doubled from $4.2 trillion in March 2020 to $8.9 trillion in May 2022, with its Agency RMBS holdings rising to over $2.7 trillion, or nearly one-third of all Agency RMBS outstanding at the time. Since 2022, the Fed has reduced its Agency RMBS holdings through prepayment runoff to approximately $2.1 trillion as of December 31, 2025. While the Fed currently favors a gradual reduction of its balance sheet through prepayment runoff, there is no assurance that it will not alter its approach, including by undertaking asset sales. A faster-than-expected reduction in the Fed's Agency RMBS holdings could increase market volatility, reduce liquidity, and widen RMBS spreads, which could materially adversely impact our tangible net book value and financial condition.
In addition, other government-related entities, including GSEs and U.S. government agencies, may be significant participants in the Agency RMBS market. In January 2026, President Trump announced he had instructed the GSEs to invest $200 billion in Agency RMBS; however, the pace, nature, scope and duration of this initiative are not known. Government entities may purchase or sell Agency RMBS for a variety of purposes, including implementing housing policy or other public policy objectives, supporting market liquidity, earning profits, responding to conditions in Agency RMBS markets or changes in public policy. The GSEs have also provided repo financing to Agency RMBS investors, and a reallocation of capital towards increased Agency RMBS purchases could reduce the availability of such financing and contribute to higher repo rates. Changes in the investment or lending activities of these entities, including increased sales, reduced purchases or funding, or other shifts in demand, could materially affect Agency RMBS prices, spreads, and market liquidity, and could adversely affect our tangible net book value, results of operations, liquidity, and financial condition.

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
Our investment securities are reported at fair value on our consolidated balance sheet, with changes in fair value reported in net income or other comprehensive income. Therefore, a decline in the fair value of our assets reduces our total comprehensive income and adversely affects our financial position. We use our investments as collateral for our financing arrangements and certain hedge transactions; consequently, a decline in fair value or perceived market uncertainty about the value of our assets could reduce the amount of our unencumbered assets, subject us to margin calls or make it more difficult for us to maintain our compliance with the terms of our financing agreements. It could also reduce our ability to purchase additional investments or to renew or replace our existing borrowings as they mature. As a result, we could be required to sell assets at adverse prices and our ability to maintain or grow our total comprehensive income could be reduced.
The value of our assets is influenced by multiple factors. In particular, the value of our long-term fixed-rate securities is highly sensitive to fluctuations in longer-term interest rates. Additionally, the amount of market liquidity can significantly impact asset values, as reduced liquidity may lead to wider mortgage spreads, price declines and increased volatility. Several factors can negatively impact market liquidity, including shifts in macro-economic conditions, market uncertainties, changes in investor sentiment, reduced or negative global money flows into U.S. fixed income markets, and regulatory capital requirements that constrain the market-making or funding capacity of banks and financial institutions. Liquidity could also be affected by the Fed's monetary policy, particularly if balance sheet reduction occurs more rapidly than expected, as well as by legislative, regulatory or other administrative actions that affect the Agency RMBS market, government entity participation in Agency RMBS or funding markets, or changes in fiscal policy that increase the federal budget deficit.
Changes in prepayment rates may adversely affect the return on our investments.
Our investment portfolio largely consists of securities backed by pools of mortgage loans that receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, we are exposed to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates; however, other factors can also affect prepayment rates, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions, government policies that promote housing turnover or refinancings, and GSE buyouts of delinquent loans. If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the resulting repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest margins would be negatively impacted. We also amortize or accrete into interest income any premiums and discounts we pay or receive at purchase relative to the stated principal of our assets over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record a current period adjustment to interest income for the impact of the cumulative difference in the effective yield, which could negatively affect our interest income.
If our assets prepay at a slower rate than anticipated, they may extend beyond their expected maturity, and we may be required to finance our investments for longer periods at potentially higher costs, without the ability to reinvest principal into higher-yielding securities. Additionally, if prepayment rates decline more than expected due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, while the maturities of our interest rate swaps would remain unchanged and, therefore, hedge a smaller portion of our funding exposure. At the same time, the market value of our assets could decline, and our hedging instruments may not generate sufficient offsetting gains to fully mitigate the decline in asset values.
To the extent actual prepayment rates differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us making less favorable investments.

Prepayment rates are difficult to predict, and market conditions and other factors impacting mortgage origination channels may disrupt the historical correlation between interest rate changes and prepayment trends.
Our success depends in part on our ability to predict prepayment behavior over a variety of economic conditions. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends to assess their effects on our investment portfolio. Our analysis is largely based on predictive models that rely on historical correlations between interest rates and other factors that influence prepayment rates. However, unprecedented events, market dislocations, changes in housing or mortgage-related policies, advances in origination channel technologies, and other factors may impair the usefulness of these historical correlations or render them invalid, reducing our ability to accurately predict future prepayment activity. Other factors beyond interest rates also impact the rate of prepayments and may be difficult to predict, such as housing turnover, lending conditions, the availability of credit to homeowners, government or GSE policy actions, and GSE buyouts of delinquent loans from the underlying mortgage pool.
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
Many of the analytical models we use are predictive in nature, such as mortgage prepayment and default models. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are typically constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the underlying historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes or rendering them invalid. We are at greater risk of this occurring during periods of high volatility or during unanticipated or unprecedented financial or economic events, including any actual or anticipated shifts in monetary or fiscal policy resulting from these events. Further, the use of artificial intelligence ("AI")–based techniques associated with analytical models and third-party data may heighten these risks due to the rapidly evolving nature of AI technologies, including risks related to data quality or completeness, model accuracy, and bias. Consequently, actual results could differ materially from our projections. Moreover, the use of different models could result in materially different projections.
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
We measure the fair value of our investments in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs from pricing services and third-party dealers. Valuations of certain investments may be difficult to obtain or unreliable. In general, pricing services and dealers disclaim responsibility for the accuracy, completeness or usefulness of their valuations and we do not have recourse against them in the event of inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations can vary substantially from one pricing source to another. Moreover, values can fluctuate significantly, even over short periods of time. As a result, the fair value at which our investments are recorded may not be an accurate indication of their realizable value. The ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to sell an asset, particularly in a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.

The mortgage loans referenced by our CRT securities or that underlie our non-Agency securities may be or could become subject to delinquency or foreclosure, which could result in investment losses.
Investments in credit-oriented securities, such as CRT securities and non-Agency MBS, for which repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, expose us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.
CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third-party market participants that are designed to synthetically transfer mortgage credit risk from the issuing entity to private investors. The transactions are structured as unguaranteed bonds whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
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
CMBS are backed by commercial loans, secured by multifamily or other commercial properties. These loans typically face higher risks of delinquency and loss compared to residential loans. Repayment largely depends on the operational performance of the underlying properties. Factors affecting a property's net operating income, such as occupancy rates, tenant mix, the success of tenant businesses, property management, location, condition, and economic conditions, can influence the borrower's repayment capacity.
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
Our profitability depends on our ability to acquire our target assets at attractive prices. We may seek assets with specific attributes that influence their prepayment behavior under certain market conditions or that enable us to satisfy asset test requirements to maintain our REIT qualification status or exemption from regulation under the Investment Company Act (such as "whole pool" Agency RMBS). The supply of our target assets may be impacted by policies and procedures adopted by the GSEs, their regulator—the Federal Housing Finance Administration ("FHFA")—or other governmental agencies, such as policies impacting origination and pooling practices, as well as by legislative, regulatory or other administrative actions related to the GSEs' government-like status or changes to their federal conservatorships. As a result, our target assets may not be available in sufficient supply or at attractive prices. We may also compete for these assets with a variety of other investors, including other REITs, specialty finance companies, public and private funds, government entities, banks, insurance companies and other financial institutions, which may have a lower cost of funds, access to funding sources not available to us, or other competitive advantages over us. If we are unable to acquire a sufficient amount of target assets, we may be unable to achieve our investment objectives or maintain our REIT qualification status or exemption from regulation under the Investment Company Act.
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
We expect our leverage to vary with market conditions and our assessment of the tradeoffs between risk and return on investments. We generally expect to maintain our leverage between six to ten times the amount of our tangible stockholders' equity, but we may operate at levels outside of this range for extended periods. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks and amplifies our risk exposure to higher borrowing costs, changes in underlying asset values, changes in mortgage spreads, and other market factors. Leverage also exposes us to the risk of margin calls and defaults under our funding agreements, which may result in forced sales of assets under adverse market conditions. The risks associated with leverage are more acute during volatile market environments and periods of reduced market liquidity. Because of our leverage, we may incur substantial losses.
We may be unable to procure or renew funding on favorable terms, or at all.
We rely primarily on short-term borrowings to finance our mortgage investments. Consequently, our ability to achieve our investment objectives depends not only on our ability to borrow sufficient amounts on favorable terms, but also on our ability to renew or replace our maturing short-term borrowings on a continuous basis. A variety of factors could prevent us from achieving our intended borrowing and leverage objectives, including:
•disruptions in the repo market generally or the infrastructure that supports it;
•higher short-term interest rates;
•a decline in the market value of our investments available to collateralize borrowings;
•increases in the "haircut" lenders require on the value of our assets under repurchase agreements, resulting in higher collateral requirements;
•increases in member-specific margin requirements assessed by the FICC for tri-party repo accessed by our wholly-owned captive broker-dealer subsidiary, BES, through the FICC's GCF Repo service;
•regulatory capital requirements or other limitations imposed on our lenders that negatively impact their ability or willingness to lend to us;
•an exit by lenders from the market;
•circumstances that could result in our failure to satisfy covenants, leverage limits, or other requirements imposed by our lenders, as a result of which our lenders may terminate and cease entering into repurchase transactions with us; and

•the inability of BES to continually meet FINRA and FICC regulatory and membership requirements, which may change over time.
Because of these and other factors, there is no assurance that we will be able to secure financing on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we may have to sell assets under adverse market conditions, and our ability to grow or execute our business strategy could be adversely affected.
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
It may be uneconomical to roll our TBA dollar roll transactions, which could require us to take physical delivery of the underlying securities and fund our obligations with cash or other financing sources.
We utilize TBA dollar roll transactions as an alternative means of investing in and financing Agency RMBS. These transactions represent a form of off-balance sheet financing, increase our "at risk" leverage, and subject us to margin requirements. Market conditions, including changes in the pace or manner of the Fed's runoff of its Agency RMBS portfolio or, if they occur, the Fed's, GSE's or other government-entity purchases or sales of Agency RMBS in the TBA market, may make it uneconomical for us to roll our TBA positions prior to their settlement dates. Because TBA dollar roll transactions include a deferred purchase price obligation, an inability or decision not to continue rolling forward our positions have effects similar to a termination of financing. In such circumstances, we would be required to settle our obligations in cash and take physical delivery of the underlying Agency RMBS. We may not have sufficient funds or alternative financing available to do so. Additionally, upon settlement, we would generally receive the "cheapest to deliver" securities that satisfy the TBA contract. "Cheapest to deliver" securities typically have the least favorable prepayment attributes and may include few, if any, "whole pool" securities. As a result, taking delivery could adversely affect our returns and could limit our ability to remain exempt from regulation as an investment company under the Investment Company Act (see "Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us" below). Our inability to roll TBA positions, obtain adequate financing to settle our obligations, or meet margin calls could force us to sell assets under adverse market conditions, resulting in significant losses.
Our funding and derivative agreements subject us to margin calls that could result in defaults and force us to sell assets under adverse market conditions or through foreclosure.
Our funding and derivative agreements require that we maintain certain levels of collateral with our counterparties and may result in margin calls initiated against us if, for example, the value of our collateral declines. A margin call means that the counterparty requires us to pledge additional collateral to re-establish the required collateral level to protect it from loss in the event we default on our obligations. The requirement to meet margin calls can create liquidity risks. In the event of a margin call, we must generally provide additional collateral on the same business day. If we fail to meet the margin call, we would be in default, and our counterparty could terminate outstanding transactions, require us to settle our entire obligation under the agreement, and enforce their interests against existing collateral. Furthermore, we may also be subject to certain cross-default and acceleration rights, such that if we were to fail to meet a margin call under one agreement that failure could also lead to defaults, accelerations, or other adverse events under other agreements. The threat or occurrence of margin calls or the accelerated settlement of our obligations under our agreements could force us to sell our investments under adverse market conditions and result in substantial losses.
Our fixed-rate collateral is generally more susceptible to margin calls due to its price sensitivity to changes in interest rates. In addition, some collateral may be less liquid than other instruments, which could cause it to be more susceptible to margin calls during periods of heightened volatility. Furthermore, faster rates of prepayment may increase the magnitude of potential margin calls as there is a time lag between the effective date of the prepayment and the date we receive the principal payment.
Our derivative agreements also subject us to margin calls. Collateral requirements under our derivative agreements are typically dictated by contract or clearinghouse rules and regulations adopted by the U.S. Commodity Futures Trading Commission ("CFTC") and regulators of other countries. Thus, changes in clearinghouse rules and other regulations can increase our margin requirements and the cost of our hedges. Our counterparties typically have the sole discretion to determine eligible collateral, the value of our collateral and, in the case of our derivative counterparties, the value of our derivative instruments. Additionally, for cleared swaps and futures, the futures commission merchant, or FCM, that we transact through typically has the right to require more collateral than the clearinghouse requires.
Changes to FICC margin requirements could limit our ability to enter tri-party repo transactions with the FICC's GCF Repo service and TBA transactions with the FICC's MBSD
We finance a significant portion of our investments and execute TBA transactions through our wholly-owned captive broker-dealer subsidiary, BES. As an eligible institution, BES accesses repo funding through the FICC's GCF Repo service and central clearing in the TBA market through the FICC's Mortgage-Backed Securities Division (MBSD).
The FICC continually assesses potential changes to rules governing the calculation of margin and minimum margin requirements. The FICC may also levy member specific margin requirements, including requirements related to a member's specific portfolio risk factors as a ratio to that member's net capital, requirements related to "back-testing" failures of collected FICC margin requirements to cover losses from a simulated liquidation of a member's portfolio, and other charges that the FICC has the ability to implement, in some cases without a significant notice period.
Increases in FICC margin requirements would have the effect of reducing our unencumbered assets and could potentially limit our ability to utilize tri-party repo funding through the FICC's GCF Repo service and engage in centrally-cleared TBA transactions through the FICC's MBSD. Furthermore, BES's inability to meet FICC margin requirements may result in the FICC declaring an event of default and ceasing to act for BES as a member along with a liquidation of any margin collateral and the portfolio of outstanding transactions for which the FICC serves as BES's central counterparty, potentially in adverse market conditions. If BES were to fail to continually meet FICC margin requirements and default on its obligations to the FICC it could have a material financial impact on our financial position.
Our repurchase agreements and agreements governing certain derivative instruments may contain financial and non-financial covenants subjecting us to the risk of default.
A number of our bilateral repurchase agreements and derivative agreements require that we comply with certain financial and non-financial covenants. These financial covenants typically limit declines in our stockholders' equity for any given quarter, calendar year, or 12-month period and limit our leverage to a maximum amount. Compliance with these covenants depends on market factors and the strength of our business and operating results. In addition, a number of these agreements require, among other things, that we maintain our status as a publicly listed REIT and remain exempt from the provisions of the 1940 Act. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, could affect our ability to comply with these covenants. Unless we were able to negotiate a waiver or forbearance of such covenants, failure to comply with them could result in an event of default and generally would give the counterparty the right to exercise certain other remedies under the agreement, including termination of one or more repo or hedging transactions, acceleration of all amounts owed under an agreement, and the right to sell the collateral held by that counterparty. Any waiver or forbearance, if granted, could carry additional conditions that may be unfavorable to us. Additionally, certain of our agreements contain cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements.
Our rights under repurchase and derivative agreements in the event of bankruptcy or insolvency may be limited.
In the event of our bankruptcy or insolvency, our repurchase agreements and hedging arrangements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the counterparty under the applicable agreement to be exempt from the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of one of our repurchase agreement or derivative counterparties, the counterparty may be permitted, under applicable insolvency laws, to repudiate the contract with us, and our claim against the counterparty for damages may be treated as unsecured. In addition, if the counterparty is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to recover assets under our agreements or to be compensated for damages resulting from the counterparty's insolvency may be further limited by those statutes. Any recoveries on such claims could be subject to significant delay and, if received, could be substantially less than the damages incurred.
Our funding and derivative agreement counterparties may not fulfill their obligations to us when due.
If a repurchase agreement counterparty defaults on its obligation to resell collateral to us, we could incur a loss on the transaction equal to the difference between the value of our collateral and the amount of our borrowing. Similarly, if a derivative agreement counterparty fails to return collateral to us at the conclusion of the derivative transaction or fails to pledge collateral to us or to make other payments we are entitled to under the terms of our agreement when due, we could incur a loss equal to the value of our collateral and other amounts due to us.
We attempt to limit our counterparty exposure by diversifying our funding across multiple counterparties and limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings. However, these measures may not sufficiently reduce our risk of loss. Central clearing exchanges typically attempt to reduce the risk of default by requiring initial and daily variation margin from their clearinghouse members and maintaining guarantee funds and other resources that are available in the event of default. Nonetheless, we could be exposed to the risk of loss if an exchange or one or more of its clearing members defaults on their obligations. Most of the swaps and futures transactions that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive "too big to fail" support from the government in the case of insolvency. We access the DCO through several FCMs, which may establish their own collateral requirements beyond those of the DCO. Consequently, for any cleared swap or futures transaction, we bear the credit risk of both the DCO and the relevant FCM as to obligations under our swap and futures agreements. The enforceability of our derivative and repurchase agreements may also depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
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
Our hedging strategies may vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and they are expected to change over time. We could inaccurately assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. Furthermore, the techniques and derivative instruments we select may not have the effect of reducing our risk. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can impact the effectiveness of our hedging strategies, including the following:
•the cost of interest rate hedges;
•the degree to which the interest rate hedge benchmark rate correlates with the interest rate risk being hedged;
•the degree to which the duration of the hedge matches that of the related asset or liability, particularly as interest rates change;
•the amount of income that a REIT may earn from hedging transactions that do not satisfy certain requirements of the Internal Revenue Code and that are not conducted through a TRS; and
•the degree to which the value of our interest rate hedges changes relative to our assets as a result of fluctuations in interest rates, the passage of time, or other factors.
Additionally, regulations adopted by the CFTC and regulators of other countries could adversely affect our ability to engage in derivative transactions or impose increased margin requirements and result in additional operational and compliance costs. Consequently, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered into the hedge transaction.
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
Our business heavily depends on information and communication systems, including services provided by third parties and cloud-based platforms. A failure in these systems, or a failure by a third-party provider, could significantly disrupt our operations. These systems may be subject to damage or interruption from, among other things, natural disasters, public health issues such as pandemics or epidemics, terrorist attacks, rogue employees, power loss, telecommunications failures, internet disruptions, and other interruptions beyond our control. Additionally, our reliance on these systems exposes us to risks of disruption or damage from cybersecurity risks, such as malware, viruses, hacking, denial of service, ransomware, physical or electronic break-ins, insider threats, and phishing attacks, all of which are increasingly sophisticated and prevalent. Our systems may be misconfigured or configured in a way that exacerbates our exposure to these risks. Despite having no significant breaches detected to date, we regularly are targeted by threat actors, and completely preventing or detecting such incidents promptly is increasingly challenging.
The complex nature of cybersecurity threats means a breach could go undetected for a long time, if ever, and responding to such incidents may not always be immediate or sufficient. Moreover, we depend on third-party vendors to implement security programs commensurate with their own risk. Such vendors may not be successful at defending against or detecting cybersecurity threats, and they may not be obligated to inform us of such incidents. The consequences of a cyber-attack may include operational disruption, unauthorized access to sensitive data, regulatory fines, reputational damage, liability to third parties, and financial losses.
The impact of cybersecurity incidents is difficult to predict, and legal and regulatory requirements around data privacy and security could lead to increased costs and stricter compliance requirements. During an investigation of a cybersecurity incident, or a series of events, it is possible we may not know the extent of the harm or how to remediate it, which could further adversely impact us, and we may be compelled to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Furthermore, whether a single cyber event or series of events is material is often a matter of judgment rather than quantitative measures and might only be determinable well after the fact. Despite our efforts to enhance our cybersecurity defenses, we cannot assure complete protection against all cybersecurity threats. A cybersecurity incident, if one were to occur, could adversely affect our business, results of operations, or financial condition.
The use of artificial intelligence by us or our third-party vendors could expose us to additional risks.
We currently make limited use of AI technologies in our operations; however, we may expand our use of AI over time, and certain third-party service providers on which we rely may also utilize AI in providing services to us. AI technologies are rapidly evolving and may present risks related to data quality or completeness, model accuracy, cybersecurity, bias, explainability, intellectual property, and other operational, legal and business risks. Increased use of AI, whether by us or our vendors, could require additional governance, controls, and oversight and may increase our reliance on third-party data and technology.
If AI-driven tools, models, or outputs are inaccurate, unreliable, misconfigured, or misused, or if we fail to appropriately manage risks associated with the use of AI by us or our vendors, our operations, results of operations, or financial condition could be adversely affected.
Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would have adverse tax consequences.
We believe we qualify as a REIT for U.S. federal income tax purposes under Sections 856–860 of the Internal Revenue Code of 1986, as amended, and related Treasury Regulations, and we intend to maintain our REIT status. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be entirely within our control. Qualification and taxation as a REIT also depend on our ability to continually meet requirements imposed on REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement, and quarterly asset and annual income tests. These tests depend on our ability to effectively manage the composition of our income and assets on an ongoing basis. At least 75% of our gross income must come from real estate sources, and 95% must come from real estate and certain other qualifying sources. Our ability to satisfy the asset tests depends on determining the characterization and fair market value of our assets, which may not be precisely measurable or may lack independent appraisals. Additionally, the classification of certain instruments as debt or equity for tax purposes may be uncertain, which could adversely impact the application of the REIT asset requirements. The distribution requirement mandates that we distribute at least 90% of our REIT taxable income to stockholders annually, determined without regard to the dividends paid deduction and excluding net capital gains.

Failure to qualify as a REIT would have significant consequences. We would lose the ability to deduct dividends paid to stockholders when computing our taxable income and would be subject to U.S. federal and state corporate income tax as a regular C corporation for any taxable year for which we did not qualify. This could result in substantial tax liabilities and reduce funds available for investments and distributions, likely adversely impacting our stock price. Additionally, we would no longer be required to make stockholder distributions. Unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year in which we first fail to qualify.
Relief provisions may be available if we fail to meet the REIT requirements, provided the failure was due to reasonable cause, not willful neglect, and we satisfy other requirements, including the timely completion of applicable IRS filings. It is not possible to predict whether we would be entitled to benefit from such provisions. Even if we were to qualify for relief, we may still incur penalty taxes. The penalty for failing an asset test is the greater of $50,000 per failure or the net income from non-qualifying assets that resulted in the failure multiplied by the highest U.S. federal corporate tax rate. For failing one or both gross income tests, the penalty equals 100% of the net profit from non-qualifying income that resulted in the failure, as determined under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, for U.S. federal and state corporate income tax not to apply to earnings that we distribute and to retain our REIT status. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and -paid with or before the first regular dividend payment after such declaration. We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required, in which case, we could designate for our stockholders to include their proportionate share of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase the adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code, which limits our ability to retain earnings and thereby replenish or increase capital from operations.
To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income. Furthermore, if we failed to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions from prior periods.
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
We may in the future distribute taxable dividends that are payable at least in part in shares of our common stock. Taxable stockholders receiving such dividends would be required to include the full amount of the distribution as income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock received as a dividend to pay these taxes, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax on such dividends, including on all or a portion of any dividend that is payable in stock.

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
•A non-deductible 4% excise tax if the amount distributed to our stockholders in a calendar year is less than the required amount specified under federal tax law.
•Corporate income taxes on the earnings of subsidiaries, to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries or other disregarded entities for federal income tax purposes.
•A 100% tax on certain transactions between us and our TRSs that do not reflect arm's-length terms.
•If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a nontaxable transaction, we may be subject to tax on such appreciation at the highest applicable corporate income tax rate if we were to dispose of the assets in a taxable transaction during the five-year period following the acquisition.
•A 100% tax on net income and gains from "prohibited transactions."
•Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.
Complying with REIT requirements may cause us to liquidate or forgo attractive investment opportunities.
To remain qualified as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include securities possessing more than 10% of the outstanding voting power of any one issuer or having a value of more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We must also satisfy tests concerning the sources of our income and the amounts that we distribute to our stockholders. Complying with these requirements may prevent us from acquiring certain attractive investments or may require us to sell otherwise attractive investments. Thus, the potential returns on our investment portfolio may be lower than they would be if we were not subject to such requirements. Additionally, if we must liquidate our investments to repay our lenders or to satisfy other obligations, we may be unable to comply with these requirements, potentially jeopardizing our qualification as a REIT.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our risks. Any income from a properly designated hedging transaction to manage the risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests ("qualified hedges"). To the extent that we enter into other types of hedging transactions, or fail to properly designate qualified hedges, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains or expose us to greater risks than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on a legal opinion of Skadden, Arps, Slate, Meagher & Flom LLP ("Skadden") substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS (i.e., real estate assets), and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that Skadden's opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. Accordingly, no assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge Skadden's opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions on a continuous basis for which only limited judicial and administrative authorities exist. Our application of such provisions may be dependent on interpretations of the provisions by the Internal Revenue Service, which may change over time. Even a technical or inadvertent violation of the Internal Revenue Code provisions could jeopardize our REIT qualification.
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
We intend to structure our activities to avoid classification as prohibited transactions. As a result, we may choose not to engage in certain transactions at the REIT level that might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. Thus, no assurance can be given that any property that we sell will not be treated as such or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax at the entity's regular corporate rates.
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
In September 2008, Fannie Mae and Freddie Mac were placed into conservatorship under the FHFA. In addition, the U.S. Treasury Department provided a liquidity backstop to ensure their financial stability. Over time, efforts to end the conservatorships and modify the existing guarantee-payment structure have garnered attention from U.S. Government policymakers. During the final year of the first Trump Administration, FHFA established new regulatory capital requirements for an exit from conservatorship, and the Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain additional capital to meet these requirements, subject to certain conditions. In late 2020 and early 2021, the Director of the FHFA was reported to have considered various actions to bring a prompt end to the conservatorships. The Biden Administration and the FHFA delayed implementation or reversed many of these initiatives and took steps intended to advance other housing finance policy objectives. In the final month of the Biden Administration, the FHFA and the Treasury Department further amended the liquidity backstop, among other things, to require the written consent of the Treasury Department after a period of public notice and opportunity to comment prior to terminating the conservatorships

(other than through receivership) and to require that Fannie Mae and Freddie Mac achieve sufficient capital levels prior to being released from conservatorship. During 2025, the Trump Administration indicated that it was actively considering the capital structure and status of the GSEs, which could include stock offerings, a recapitalization, or a re-listing of their common stock, and expressed a desire to end the conservatorships at some time in the future. Nonetheless, Administration officials have stated that any such actions would be pursued in a manner intended to preserve mortgage market stability and not lead to higher mortgage rates. It is unclear what actions, if any, may be taken, or the form, nature, scope, timing, or the effects of any such actions.
Administrative or legislative actions affecting the GSEs or the housing finance system could alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, modify their roles in housing finance or otherwise affect the value or relative fungibility of Agency RMBS issued by each GSE. Such actions could create market uncertainty, reduce the actual or perceived credit quality of GSE securities, limit the ability of banks, foreign investors, mutual funds or others to own Agency RMBS, or otherwise adversely impact the liquidity, size and scope of the Agency RMBS market. Actions that terminate the conservatorships without providing sufficiently robust U.S. government support to preserve their government-like status or otherwise retain the functionality, scale, or efficiency of the primary and secondary mortgage markets as they exist today could redefine what constitutes an Agency security. Such actions could subject Agency RMBS to greater credit risk, make them more difficult to finance or less liquid, and cause their values to decline, all of which could have broad adverse implications for primary and secondary mortgage markets and our business.
Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury, FHFA and other governmental and regulatory bodies may adversely affect our business.
U.S. Government legislative and administrative actions may have an adverse impact on financial markets for Agency RMBS. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad and adverse market implications and could negatively impact our financial condition and results of operations.
In recent years, the U.S. Government has sought to advance housing policy objectives through the GSEs. In 2025, the Trump Administration increased its focus on housing affordability, including the cost of home mortgages. In January 2026, President Trump stated that he had instructed the GSEs to acquire approximately $200 billion of Agency MBS to lower mortgage rates and improve housing affordability. The Administration has also solicited input from industry groups, think tanks, and other market participants regarding potential measures to reduce the cost of homeownership. A number of these proposals would be expected to have a benign or only modest effect on the Agency RMBS market or on our business, financial condition, or results of operations. However, certain of these proposals (or other future proposals), if implemented, could have broad adverse implications for Agency RMBS markets and our business by significantly changing prepayment speeds, artificially altering mortgage spreads on an unsustainable basis, or purporting to modify the terms of existing mortgages and existing Agency RMBS in a manner unfavorable to holders of Agency RMBS. Such proposals (or other future proposals), if adopted, could lead to reduced investor interest in Agency RMBS, lower market liquidity, increased Agency RMBS volatility, wider mortgage spreads, and as a result higher mortgage lending rates for homeowners. It is unclear whether the Trump Administration or Congress will seek to implement any of these or any other proposals or what the form, nature, scope, implementation timeline or effects of such actions could be.
Actual or anticipated actions or inaction on U.S. fiscal policy matters, including the amount and tenor of U.S. Treasury debt required to fund the government and the U.S. debt ceiling, could result in a wide range of negative economic effects, including increased financial market and interest rate volatility and wider mortgage spreads.
Additionally, new regulatory requirements, including changes to the manner and timing of clearing U.S. Treasury and Agency RMBS transactions or the imposition of greater regulatory constraints on banks, could adversely affect the availability or terms of financing from our lending counterparties, reduce market liquidity or demand for Agency RMBS, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities, or limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. In 2023, the FDIC and Fed proposed revisions to bank capital rules that would have applied risk weights (and costs) to Agency RMBS that, if adopted, might have impacted the source, pricing, volume, financing, and nature of Agency RMBS. Although these proposals are not expected to be finally adopted in their original form, they have not yet been withdrawn, and aspects of them may be re-proposed or adopted in the future. In addition, SEC regulations that mandate the central clearing of U.S. Treasury and U.S. Treasury repurchase agreement ("U.S. Treasury Repo") transactions will necessitate significant changes to trading operations and have the potential to adversely impact liquidity, funding and efficiency of these markets. Such changes could adversely affect the cost and other terms or availability of financing and hedging arrangements for our business. Together or individually new regulatory requirements could materially affect our financial condition or results of operations in adverse ways.

Failure to satisfy regulatory requirements of our captive broker-dealer subsidiary could result in our inability to access tri-party repo funding through the FICC's GCF Repo service and could be harmful to our business operations.
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as an SEC registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Our ability to access tri-party repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, and our ability to conduct self-clearing of our investment and funding activity through BES are reliant on BES's ability to continually meet these regulatory and membership requirements. If BES were to lose its memberships in FICC and FINRA or its status as a self-clearing registered broker-dealer, we may be unable to find alternative sources of financing on favorable terms and we may experience business interruptions as we attempt to transfer custody and clearing activities to alternative providers that would be harmful to our business.
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
For the purpose of complying with REIT ownership limitations under the Internal Revenue Code, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% of our common or capital stock (by value or by number of shares, whichever is more restrictive), unless such person is exempted by our Board. Such constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding stock by an individual, entity or group could result in constructive ownership greater than 9.8% and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock more than the ownership limit without the consent of the Board will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, the transfer will be treated as invalid from the outset. This ownership limit could also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Governance and Oversight
The Audit Committee of the Board has responsibility to oversee management's strategy to address risks from cybersecurity threats. The Audit Committee periodically reviews with management the Company's policies, controls, and procedures used to identify, mitigate, and manage cybersecurity risks. To accomplish this objective, we have established processes for reporting cybersecurity risks to the Audit Committee of the Board on a quarterly basis. This report, which is prepared by our Senior Vice President and Chief Technology Officer, includes performance as against key performance indicators (KPIs) and service level objectives specifically defined to measure the effectiveness of our cybersecurity controls and risk management efforts, current threat landscape, and strategy. In addition, on at least a bi-annual basis the Company's Senior Vice President and Chief Technology Officer presents to the Audit Committee on cybersecurity matters, including material changes to the Company's information systems, policies and controls, the results of penetration and other testing and findings from any third-party reviews. Our Audit Committee is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging by receiving scheduled and requested updates on our strategy to address risks from cybersecurity threats and the evolving threat landscape. The Board also is apprised of cybersecurity risks as part of its review of management's annual enterprise risk management assessment.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2026, 1,108,770,670 shares of common stock were issued and outstanding, which were held by 1,523 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2025. All distributions to stockholders will be made at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board may deem relevant from time to time.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2025, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Notes 2 and 11 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	11,283,273	$—	23,057,448
Equity compensation plans not approved by security holders	—	—	—
Total	11,283,273	$—	23,057,448
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2025.
2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2020, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); and (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index and
The FTSE NAREIT Mortgage REITs Index

220
200
180
160
140
120
100
80
60
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
AGNC Investment Corp.
S&P 500
FTSE NAREIT Mortgage REITs

________________________________
*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2025	2024	2023	2022	2021
AGNC Investment Corp.	$133.05	$98.66	$90.61	$82.36	$105.23
S&P 500	$195.98	$166.28	$133.03	$105.36	$128.68
FTSE NAREIT Mortgage REITs	$113.98	$98.24	$97.89	$84.86	$115.64

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
•Executive Overview
•Financial Condition
•Summary of Critical Accounting Estimates
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Forward-Looking Statements
•Website and Social Media Disclosure
EXECUTIVE OVERVIEW
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency RMBS on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. We may also invest in Agency multifamily MBS that are similarly guaranteed by a GSE and in other assets related to the housing, mortgage or real estate markets that are not guaranteed by a GSE or U.S. Government agency.
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

Trends and Recent Market Impacts
Market Trends
Agency RMBS outperformed domestic fixed income alternatives in 2025, and this favorable asset class performance, coupled with AGNC's active portfolio management strategies, drove AGNC's best-in-class economic return for the year.1 In 2025, the Bloomberg US Mortgage Backed Securities Index (the "Agency MBS Index"), which represents the entire Agency RMBS market, generated a total return of 8.6% for the year, its best annual performance since 2002. Also notable, given the similar credit profile, the Agency MBS Index outperformed the Bloomberg US Treasury Index by 2.3 percentage points, or 36%.
A number of factors that materialized over the course of the year catalyzed the strong performance of Agency RMBS, including:
•The Federal Reserve (the "Fed") shifted monetary policy toward lower short-term interest rates and greater accommodation, which contributed to the positive performance of all domestic fixed income asset classes.
•Greater fiscal policy clarity and the stable supply outlook for U.S. Treasury securities contributed to reduced interest rate volatility.

•Improved conditions in short-term funding markets, particularly late in the year, benefited Agency RMBS, as the Fed announced an expansion of its balance sheet through reserve management purchases of short-term Treasury bills, as well as other actions that improved the functionality and accessibility of its Standing Repo Program.
•The Administration articulated a framework for GSE reform that focused on reducing Agency mortgage spreads, maintaining mortgage market stability, and improving housing affordability.
Collectively, these factors—along with sizable Agency MBS purchases by the GSEs later in the year—led to lower Agency RMBS spread volatility, tighter mortgage spreads to benchmark rates, and the outperformance of Agency RMBS relative to other fixed income asset classes.
As we enter 2026, many of these favorable dynamics remain in place, and the Administration's focus on housing affordability and maintaining mortgage market stability provide a favorable backdrop for mortgage spreads. Looking ahead, the supply and demand outlook for Agency RMBS appears well balanced. At current interest rate levels, the net supply of new Agency RMBS in 2026 is expected to be approximately $200 billion, which, when coupled with $200 billion of anticipated runoff of the Fed's Agency RMBS holdings, yields approximately $400 billion of total net supply to be absorbed by the market in 2026, an amount comparable to the prior two years. Offsetting this supply, demand for Agency RMBS should remain robust, assuming conditions remain generally consistent with current expectations. GSE purchases have the potential to account for approximately half of the projected 2026 supply, and banks, money managers, foreign investors, and REITs are expected to continue to be active purchasers of Agency RMBS.
Taken together, this favorable fundamental and technical backdrop for Agency RMBS is supportive of our positive outlook.
Portfolio and Summary Financial Highlights
For 2025, AGNC generated total comprehensive income of $1.74 per diluted common share and an economic return of 22.7% on tangible common equity, comprised of $1.44 in dividends declared and a $0.47 increase in tangible net book value per common share. This compares to total comprehensive income of $0.84 per diluted common share and an economic return of 13.2% for 2024, comprised of $1.44 in dividends and a $0.29 decline in tangible net book value per common share.
Net spread and dollar roll income (a non-GAAP measure) per diluted common share decreased to $1.50 in 2025 from $1.88 in 2024. The decline was primarily driven by lower swap income resulting from the maturity of legacy interest rate swaps with low fixed pay rates, as well as a timing mismatch between the issuance and deployment of $345 million and $2.0 billion of new preferred and common equity capital, respectively, during the year.
Another driver of net spread and dollar roll income in 2025 was the level of unhedged short-term debt in our funding mix. As of December 31, 2025, our hedge ratio was 77%, reflecting the level of interest rate swap and U.S. Treasury hedges (excluding option based-hedges) relative to total funding liabilities, compared to 88% as of December 31, 2024. Our average hedge ratio for 2025 (excluding option based-hedges) was approximately 82%, compared to 93% for 2024. This decline reflects the shift toward a more accommodative monetary policy environment and moderately reduced our net spread and dollar roll income in the near term, while positioning AGNC's earnings profile to benefit from rate cuts as they occur.
Our investment portfolio totaled $94.8 billion as of December 31, 2025, an increase of $21.5 billion for the year, including a $6.1 billion increase in our TBA position to $13.0 billion. As of December 31, 2025, 30-year fixed-rate Agency RMBS and TBAs represented 95% of our investment portfolio, largely unchanged from December 31, 2024.
The weighted average coupon of our portfolio, excluding TBAs, increased to 5.19% as of December 31, 2025, compared to 5.03% as of December 31, 2024. Including TBAs, the weighted average coupon of our fixed-rate portfolio increased to 5.12%, compared to 5.02% as of December 31, 2024. At the same time, the portion of our fixed-rate investment portfolio, including TBAs, with favorable prepayment attributes2 increased to 76% as of December 31, 2025, compared to 74% as of December 31, 2024.
The average projected life Constant Prepayment Rate ("CPR") for our portfolio increased to 9.6% as of December 31, 2025, from 7.7% as of December 31, 2024, largely reflecting a 70 basis point decline in the average 30-year mortgage rate, which was 6.16% at year end. Actual CPRs averaged 8.4% for the year, compared to 7.5% for the prior year.
As of December 31, 2025, our "at risk" leverage was 7.2x tangible equity, unchanged from December 31, 2024. Average leverage for the year was 7.4x, compared to 7.2x for the prior year. We ended the year with a large liquidity position of $7.6 billion in unencumbered cash and Agency RMBS, representing 64% of tangible equity, compared to $6.1 billion and 66%, respectively, as of December 31, 2024.

Lastly, given the convexity profile of our assets and the significant decline in interest rate volatility, we increased our receiver swaption position by $6.9 billion during the year to provide additional protection in a declining rate environment. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and liabilities including hedges, extended slightly to 0.4 years as of year end, compared to 0.3 years as of December 31, 2024.
Looking ahead, in addition to the favorable fundamental and technical backdrop for Agency RMBS, we expect net spread and dollar roll income to benefit from several factors, including lower funding costs resulting from the September, October and December 2025 rate cuts totaling 75 basis points, potential future rate cuts, greater stability in funding markets, and a shift in our hedge mix toward a greater share of swap-based hedges in the fourth quarter of 2025. Notwithstanding these favorable factors, higher hedging costs due to the maturity of legacy lower pay-rate swaps, as well as reduced mortgage spreads, if they materialize in 2026, could offset some or all of these benefits.
For information regarding non-GAAP financial measures, including reconciliations to the most comparable GAAP measure, please refer to Results of Operations included in this MD&A below. For information regarding the sensitivity of our tangible net book value per common share to changes in interest rates and mortgage spreads, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this form 10-K.
________________________________
1.Economic return represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share. Peer group includes Annaly Capital Management, Inc. ("NLY"), ARMOUR Residential REIT, Inc. ("ARR"), Dynex Capital, Inc. ("DX"), Invesco Mortgage Capital Inc. ("IVR"), Orchid Island Capital, Inc. ("ORC"), and Two Harbors Investment Corp. ("TWO")
2.Agency RMBS with favorable prepayment attributes include: (i) specified pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico and (ii) other pools backed by loans with credit, loan balances, geographies, occupancy types, and other characteristics that exhibit favorable prepayment behavior.

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Dec. 31, 2025 vs Dec. 31, 2024
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	4.50%	4.50%	4.50%	4.25%	3.75%	-75	bps
SOFR:
SOFR Rate	4.49%	4.41%	4.45%	4.24%	3.87%	-62	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.08%	3.72%	3.49%	3.40%	3.31%	-77	bps
5-Year Swap	4.04%	3.65%	3.43%	3.39%	3.46%	-58	bps
10-Year Swap	4.07%	3.76%	3.69%	3.66%	3.80%	-27	bps
30-Year Swap	3.93%	3.79%	3.90%	3.93%	4.17%	+24	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.24%	3.89%	3.72%	3.61%	3.48%	-76	bps
5-Year U.S. Treasury	4.38%	3.95%	3.80%	3.74%	3.73%	-65	bps
10-Year U.S. Treasury	4.57%	4.21%	4.23%	4.15%	4.17%	-40	bps
30-Year U.S. Treasury	4.78%	4.57%	4.78%	4.73%	4.85%	+7	bps
30-Year Fixed Rate Agency Price:
2.5%	$81.38	$83.05	$82.98	$84.25	$84.63	+$3.25
3.0%	$84.88	$86.58	$86.55	$87.85	$88.50	+$3.62
3.5%	$88.38	$90.11	$90.07	$91.40	$92.53	+$4.15
4.0%	$91.32	$93.10	$93.02	$94.27	$94.95	+$3.63
4.5%	$93.98	$95.55	$95.67	$97.02	$97.70	+$3.72
5.0%	$96.44	$97.89	$98.03	$99.19	$99.83	+$3.39
5.5%	$98.61	$99.79	$99.99	$100.84	$101.45	+$2.84
6.0%	$100.45	$101.49	$101.63	$102.16	$102.69	+$2.24
6.5%	$102.10	$103.08	$103.22	$103.34	$103.94	+$1.84
15-Year Fixed Rate Agency Price:
1.5%	$85.80	$87.69	$88.84	$89.48	$90.39	+$4.59
2.0%	$88.34	$90.30	$91.38	$91.97	$92.52	+$4.18
2.5%	$90.83	$92.44	$93.38	$94.05	$94.55	+$3.72
3.0%	$93.12	$94.55	$95.34	$95.83	$96.23	+$3.11
3.5%	$94.56	$96.16	$96.53	$96.89	$97.23	+$2.67
4.0%	$96.01	$97.37	$97.81	$98.36	$98.67	+$2.66
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Dec. 31, 2024	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Dec. 31, 2025 vs Dec. 31, 2024
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	145	156	168	146	131	-14
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	126	130	125	105	87	-39
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	135	143	146	126	110	-25
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	177	181	192	168	141	-36
30-Year Agency Current Coupon Yield to 3/5/10-Year U.S. Treasury Spread	142	150	157	137	123	-19
30-Year Agency Current Coupon Yield to 3/5/10-Year Swap Spread	177	183	197	174	151	-26
30-Year Agency Current Coupon Yield	5.83%	5.51%	5.48%	5.20%	5.04%	-79	bps
30-Year Mortgage Rate	6.86%	6.60%	6.67%	6.32%	6.16%	-70	bps
Credit Spread (in bps): [2]
CRT M2	137	163	155	151	150	+13
CMBS AAA	72	94	86	77	78	+6
CDX IG	50	61	51	52	50	—
CDX HY	310	373	316	318	314	+4
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of December 31, 2025 and 2024, our investment portfolio totaled $94.8 billion and $73.3 billion, respectively, consisting of: $81.1 billion and $65.5 billion Agency RMBS, at fair value, respectively; $13.0 billion and $6.9 billion net TBA securities, at fair value, respectively; $0.6 billion and $0.9 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $70 million and $64 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025				December 31, 2024
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$251	$248	4.47%	—%	$97	$90	2.68%	—%
15-year TBA securities	151	151	5.29%	—%	—	—	—%	—%
Total ≤ 15-year	402	399	4.78%	—%	97	90	2.68%	—%
20-year RMBS	238	227	3.76%	—%	578	506	3.12%	1%
30-year:
30-year RMBS	77,154	77,008	5.19%	81%	66,464	63,453	5.01%	87%
30-year TBA securities, net [2]	12,766	12,837	4.72%	14%	6,887	6,861	5.37%	9%
Total 30-year	89,920	89,845	5.12%	95%	73,351	70,314	5.04%	96%
Total fixed rate Agency RMBS and TBA securities	90,560	90,471	5.12%	96%	74,026	70,910	5.02%	97%
Adjustable rate Agency RMBS	858	867	4.87%	1%	796	790	4.85%	1%
Multifamily	2,521	2,539	4.36%	3%	485	476	4.62%	1%
CMO Agency RMBS:
CMO	85	83	3.27%	—%	102	96	3.34%	—%
Interest-only strips	100	96	0.52%	—%	35	30	2.08%	—%
Principal-only strips	22	20	—%	—%	25	23	—%	—%
Total CMO Agency RMBS [3]	207	199	3.27%	—%	162	149	3.34%	—%
Total Agency RMBS and TBA securities [3]	94,146	94,076	5.09%	99%	75,469	72,325	5.02%	99%
Non-Agency RMBS [1,3]	16	15	5.12%	—%	17	15	5.29%	—%
CMBS [3]	11	10	6.00%	—%	264	236	6.59%	—%
CRT	561	606	10.00%	1%	583	633	10.44%	1%
Total investment securities [3]	$94,734	$94,707	5.12%	100%	$76,333	$73,209	5.06%	100%
________________________________
1.Table excludes other mortgage credit investments of $70 million and $64 million as of December 31, 2025 and 2024, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2025 and 2024, our TBA securities had a net carrying value of $71 million and $(26) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of December 31, 2025 and 2024, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.93% and 4.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$29	$30	$27	100%	2.00%	102.3%	1.34%	60	10%
2.5%	7	7	7	100%	2.50%	99.6%	2.79%	154	20%
3.0%	20	20	20	100%	3.00%	100.7%	2.37%	148	18%
3.5%	5	5	5	100%	3.50%	100.9%	2.62%	148	19%
4.0%	1	1	1	23%	4.00%	100.5%	2.08%	170	68%
≥ 4.5%	333	339	339	8%	5.20%	101.5%	4.66%	2	16%
Total ≤ 15-year	395	402	399	21%	4.78%	101.4%	3.98%	29	16%
20-year:
2.5%	23	24	21	—%	2.50%	104.0%	1.75%	69	6%
3.0%	21	22	20	97%	3.00%	103.3%	2.29%	77	8%
3.5%	78	79	77	77%	3.50%	101.5%	2.97%	147	10%
4.0%	49	51	49	92%	4.00%	103.4%	3.09%	103	9%
≥ 4.5%	59	62	60	96%	4.66%	104.5%	3.42%	97	11%
Total 20-year:	230	238	227	80%	3.76%	103.1%	2.93%	110	9%
30-year:
≤ 3.0%	2,031	1,994	1,761	73%	2.57%	98.2%	2.80%	54	7%
3.5%	3,966	4,055	3,746	73%	3.50%	103.6%	2.89%	120	7%
4.0%	4,856	5,127	4,712	90%	4.00%	105.6%	3.06%	105	7%
4.5%	11,943	11,923	11,744	28%	4.50%	102.1%	4.11%	55	8%
5.0%	24,827	24,616	24,919	22%	5.00%	99.1%	5.13%	20	7%
5.5%	22,593	22,719	23,136	41%	5.50%	100.6%	5.40%	19	9%
6.0%	14,462	14,743	15,005	39%	6.00%	101.9%	5.59%	18	12%
≥ 6.5%	4,589	4,743	4,822	36%	6.51%	103.5%	5.43%	15	20%
Total 30-year	89,267	89,920	89,845	38%	5.12%	101.2%	4.91%	33	10%
Total fixed rate	$89,892	$90,560	$90,471	38%	5.12%	101.2%	4.91%	34	10%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2025, lower balance specified pools had a weighted average original loan balance of $181,000 and $142,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 142% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2025.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2025 and 2024, please refer to Note 3 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
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
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, incorporating scheduled contractual payments and estimated prepayments, using the effective interest method. The weighted average cost basis of our securities as of December 31, 2025 was 101.2% of par value and may vary materially across different securities; therefore, changes in our actual or projected prepayments can significantly alter the effective yield on our assets.

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
We review our actual and anticipated prepayment experience on at least a quarterly basis, and effective yields are recalculated when differences arise between (i) our previous prepayment estimates and (ii) actual prepayments to date and current estimates of future prepayments. When the actual and estimated future prepayment experience differs from our prior estimates, we are required to record a current-period adjustment to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield from inception through the reporting date. We commonly refer to this adjustment as "catch-up" premium amortization cost/benefit.
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
Specifically, with respect to "net spread and dollar roll income available to common stockholders" and its components, "economic interest income" and "economic interest expense," we believe the inclusion of TBA dollar roll income is meaningful because TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain

(loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements is meaningful because interest rate swaps are the primary instruments we use to economically hedge against fluctuations in our borrowing costs, and their inclusion is more indicative of our total cost of funds than interest expense alone. Additionally, we believe the exclusion of "catch-up" premium amortization adjustments is meaningful because it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, is more indicative of the current earnings potential of our investment portfolio.
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
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2025. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2025	2024	2023
Investment securities, at fair value of $81,719, $66,348 and 54,824, respectively, and other mortgage credit investments	$81,789	$66,412	$54,868
Total assets	$115,077	$88,015	$71,596
Repurchase agreements and other debt	$85,342	$60,862	$50,506
Total liabilities	$102,684	$78,253	$63,339
Total stockholders' equity	$12,393	$9,762	$8,257
Net book value per common share [1]	$9.35	$9.00	$9.46
Tangible net book value per common share [2]	$8.88	$8.41	$8.70

	Fiscal Year
Statement of Comprehensive Income Data	2025	2024	2023
Interest income	$3,523	$2,949	$2,041
Interest expense	2,848	2,931	2,287
Net interest income (expense)	675	18	(246)
Other gain, net	1,122	955	497
Operating expenses	127	110	96
Net income	1,670	863	155
Dividends on preferred stock	161	132	123
Net income available to common stockholders	$1,509	$731	$32

Net income	$1,670	$863	$155
Other comprehensive income (loss), net	268	(74)	155
Comprehensive income	1,938	789	310
Dividends on preferred stock	161	132	123
Comprehensive income available to common stockholders	$1,777	$657	$187

Weighted average number of common shares outstanding - basic	1,020.0	783.4	618.4
Weighted average number of common shares outstanding - diluted	1,023.7	786.0	619.6
Net income per common share - basic	$1.48	$0.93	$0.05
Net income per common share - diluted	$1.47	$0.93	$0.05
Comprehensive income per common share - basic	$1.74	$0.84	$0.30
Comprehensive income per common share - diluted	$1.74	$0.84	$0.30
Dividends declared per common share	$1.44	$1.44	$1.44

	Fiscal Year
Other Data (Unaudited) *	2025	2024	2023
Average investment securities - at par	$71,766	$61,613	$50,878
Average investment securities - at cost	$72,737	$62,698	$52,262
Net TBA portfolio - at par (as of period end) [3]	$13,180	$6,955	$5,331
Net TBA portfolio - at cost (as of period end) [3]	$12,917	$6,887	$5,288
Net TBA portfolio - at market value (as of period end) [3]	$12,988	$6,861	$5,354
Net TBA portfolio - at carrying value (as of period end) [3,4]	$71	$(26)	$66
Average net TBA dollar roll position - at cost	$10,853	$5,389	$10,000
Average total assets - at fair value	$100,770	$79,058	$63,409
Average repurchase agreements and other debt outstanding [5]	$64,472	$54,658	$44,027
Average stockholders' equity [6]	$10,663	$8,885	$7,817
Average tangible net book value "at risk" leverage [7]	7.4:1	7.2:1	7.4:1
Tangible net book value "at risk" leverage (as of period end) [8]	7.2:1	7.2:1	7.0:1
Economic return on tangible common equity [9]	22.7%	13.2%	3.0%
Expenses % of average total assets	0.13%	0.14%	0.15%
Expenses % of average assets, including average net TBA position	0.11%	0.13%	0.13%
Expenses % of average stockholders' equity	1.19%	1.24%	1.23%
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2025, 2024 and 2023, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year
	2025		2024		2023
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$3,700	5.15%	$3,072	4.99%	$2,242	4.41%
Net premium amortization benefit (cost)	(177)	(0.31)%	(123)	(0.29)%	(201)	(0.50)%
Interest income (GAAP measure)	3,523	4.84%	2,949	4.70%	2,041	3.91%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	12	0.02%	(51)	(0.08)%	(5)	(0.01)%
Interest income, excluding "catch-up" premium amortization	3,535	4.86%	2,898	4.62%	2,036	3.90%
TBA dollar roll income - implied interest income [1,2]	562	5.17%	300	5.55%	524	5.24%
Economic interest income (non-GAAP measure) [3]	$4,097	4.90%	$3,198	4.70%	$2,560	4.11%

Weighted average actual portfolio CPR for investment securities held during the period	8.4%		7.5%		6.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	9.6%		7.7%		11.4%
30-year fixed rate mortgage rate as of period end [4]	6.16%		6.86%		6.56%
10-year U.S. Treasury rate as of period end [4]	4.17%		4.57%		3.88%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2025 and 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Fiscal Year 2025 vs 2024	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$574	$472	$102
Estimated "catch-up" premium amortization due to change in CPR forecast	63	—	63
Interest income, excluding "catch-up" premium amortization	637	472	165
TBA dollar roll income - implied interest income	262	304	(42)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$899	$776	$123

		Due to Change in Average
Fiscal Year 2024 vs 2023	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$908	$408	$500
Estimated "catch-up" premium amortization due to change in CPR forecast	(46)	—	(46)
Interest income, excluding "catch-up" premium amortization	862	408	454
TBA dollar roll income - implied interest income	(224)	(242)	18
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$638	$166	$472

Our average investment portfolio (at cost), inclusive of TBAs, increased 23% and 9% for fiscal years 2025 and 2024, respectively, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 20 and 59 basis points for fiscal years 2025 and 2024, respectively, largely as a result of shifting our asset portfolio from lower coupon holdings toward a greater share of higher coupon, specified pools.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2025	$69,943	$74,195	$73,002	$13,764	$12,917	7.4:1	7.2:1
September 30, 2025	$66,654	$70,066	$69,057	$10,163	$13,805	7.5:1	7.6:1
June 30, 2025	$59,469	$66,790	$66,052	$11,996	$8,162	7.5:1	7.6:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
December 31, 2024	$59,690	$63,759	$59,426	$5,936	$6,887	7.2:1	7.2:1
September 30, 2024	$59,322	$64,585	$63,468	$2,650	$4,067	7.2:1	7.2:1
June 30, 2024	$50,784	$55,507	$54,682	$6,805	$5,318	7.2:1	7.4:1
March 31, 2024	$48,730	$49,894	$48,216	$6,190	$8,405	7.0:1	7.1:1
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2025, 2024 and 2023 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Fiscal Year
	2025		2024		2023
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$2,848	4.36%	$2,931	5.27%	$2,287	5.12%
TBA dollar roll income - implied interest expense [2,3]	465	4.22%	279	5.07%	493	4.86%
Economic interest expense - before interest rate swap periodic income, net [4]	3,313	4.34%	3,210	5.25%	2,780	5.07%
Interest rate swap periodic income, net [2,5]	(1,037)	(1.36)%	(1,815)	(2.97)%	(2,202)	(4.02)%
Total economic interest expense (non-GAAP measure)	$2,276	2.98%	$1,395	2.28%	$578	1.05%
 ________________________________
1.Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.
2.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
3.The implied funding cost (benefit) of TBA dollar roll transactions is determined using the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and market based assumptions regarding the "cheapest-to-deliver" collateral that can be delivered to satisfy the TBA contract, such as the anticipated collateral's weighted average coupon, weighted average maturity and projected 1-month CPR. The average implied funding cost (benefit) for all TBA transactions is weighted based on our daily average TBA balance outstanding for the period.
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2025 and 2024 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Fiscal Year 2025 vs 2024	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$(83)	$526	$(609)
TBA dollar roll income - implied interest expense	186	283	(97)
Interest rate swap periodic income/cost	778	(233)	1,011
Total change in economic interest expense	$881	$576	$305

		Due to Change in Average
Fiscal Year 2024 vs 2023	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$644	$552	$92
TBA dollar roll income - implied interest benefit/expense	(214)	(227)	13
Interest rate swap periodic income/cost	387	171	216
Total change in economic interest benefit/expense	$817	$496	$321
Our average mortgage borrowings, inclusive of TBAs, increased 25% and 11% for fiscal years 2025 and 2024, respectively, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 91 and increased 18 basis points for fiscal years 2025 and 2024, respectively, due to changes in short-term interest rates.
Interest rate swap periodic income declined for fiscal years 2025 and 2024, primarily due to higher pay rates on our pay-fixed swaps, largely reflecting the maturity of lower-cost legacy swaps, and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings also declined, reflecting a reduction in the Company's total hedge ratio and shifts in hedge composition. The following table summarizes our interest rate swaps outstanding during fiscal years 2025, 2024 and 2023 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2025	2024	2023
Average investment securities repo and other debt outstanding	$64,472	$54,658	$44,027
Average net TBA dollar roll position outstanding - at cost	$10,853	$5,389	$10,000
Average mortgage borrowings outstanding	$75,325	$60,047	$54,027
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$48,921	$43,351	$47,012
Ratio of average interest rate swaps to mortgage borrowings outstanding	65%	72%	87%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	2.16%	1.16%	0.55%
Average interest rate swap receive-floating rate	(4.34)%	(5.25)%	(5.17)%
Average interest rate swap net pay/(receive) rate	(2.18)%	(4.09)%	(4.62)%
For fiscal years 2025, 2024 and 2023, we had an average forward starting net pay-fixed rate swap balance of $469 million, $672 million and $43 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2025, 2024 and 2023:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2025	2024	2023
Average asset yield	4.90%	4.70%	4.11%
Average aggregate cost of funds	(2.98)%	(2.28)%	(1.05)%
Average net interest spread	1.92%	2.42%	3.06%
Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for fiscal years 2025, 2024 and 2023 (dollars in millions):

	Fiscal Year
	2025	2024	2023
Comprehensive income available to common stockholders	$1,777	$657	$187
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	529	188	1,567
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(2,733)	885	(1,678)
(Gain) loss on derivative instruments and other securities, net	1,082	(2,028)	(386)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(268)	74	(155)
Other adjustments:
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [1]	12	(51)	(5)
TBA dollar roll income, net [2]	97	21	31
Interest rate swap periodic income, net [2]	1,037	1,815	2,202
Other interest income (expense), net [2,3]	2	(87)	(146)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,535	1,474	1,617

Weighted average number of common shares outstanding - basic	1,020.0	783.4	618.4
Weighted average number of common shares outstanding - diluted	1,023.7	786.0	619.6
Net spread and dollar roll income per common share - basic	$1.50	$1.88	$2.61
Net spread and dollar roll income per common share - diluted	$1.50	$1.88	$2.61
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2025, 2024 and 2023 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2025	2024	2023
Loss on sale of investment securities, net	$(529)	$(188)	$(1,567)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	2,733	(885)	1,678
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	268	(74)	155
Total gain (loss) on investment securities, net	$2,472	$(1,147)	$266
________________________________
1.Amounts exclude gain (loss) on TBA securities, which is reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-K).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2025, 2024 and 2023 (in millions):

	Fiscal Year
	2025	2024	2023
TBA securities, dollar roll income	$97	$21	$31
TBA securities, mark-to-market gain (loss)	221	(144)	18
Interest rate swaps, periodic income	1,037	1,815	2,202
Interest rate swaps, mark-to-market gain (loss)	(1,555)	(804)	(1,532)
Credit default swaps - buy protection	—	(7)	(13)
Payer swaptions	(29)	54	(21)
Receiver swaptions	(47)	(3)	—
U.S. Treasury securities	(705)	759	(84)
U.S. Treasury futures contracts	(120)	409	(42)
SOFR futures contracts - long position	20	13	(10)
Other interest income (expense)	2	(87)	(146)
Other gain (loss)	(3)	2	(17)
Total gain (loss) on derivative instruments and other securities, net	$(1,082)	$2,028	$386
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and ten times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.2x as of December 31, 2025 and 2024. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2025 and 2024 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2025		December 31, 2024
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$72,946	85%	$59,362	90%
Debt of consolidated variable interest entities, at fair value	56	—%	64	—%
Total debt	73,002	85%	59,426	90%
TBA and forward settling non-Agency securities, at cost	12,917	15%	6,887	10%
Total mortgage borrowings	$85,919	100%	$66,313	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $12.3 billion and $1.4 billion as of December 31, 2025 and 2024, respectively.
2.As of December 31, 2025 and 2024, 44% and 47%, respectively, of our total repurchase agreements, including 51% and 49% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
We primarily finance our assets through collateralized borrowings structured as repurchase agreements ("repo"). We enter into these agreements on a bilateral basis with financial institutions and independent dealers, as well as through tri-party and centrally cleared repo platforms—such as the FICC's GCF Repo service—accessed through our wholly owned, registered broker-dealer subsidiary, Bethesda Securities, LLC. We manage our repo funding through counterparty diversification, maintaining a suitable maturity profile, interest rate hedging, and other strategies. In addition to repo, we also utilize TBA dollar roll transactions to synthetically finance Agency RMBS.
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
TBA dollar roll transactions enhance our funding diversification, expand our available pool of assets, and improve our liquidity position by typically requiring less collateral than Agency RMBS financed with repo. These transactions may also benefit from lower implied costs, or "specialness." However, if rolling TBA contracts into future months becomes uneconomical, we may need to take physical delivery of the underlying securities and fund those securities with other sources, potentially reducing our liquidity position.

Collateral Requirements and Unencumbered Assets
Borrowing capacity under our repurchase agreements is influenced by counterparty margin requirements, collateral values, interest rates, risk limits, and counterparties' willingness and ability to lend. These factors may change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Centrally cleared repo capacity also depends on Bethesda Securities continued compliance with regulatory and FICC membership requirements and maintaining its risk exposure within limits established by the FICC.
Haircuts for bilateral repurchase agreements are determined on a transaction-specific basis. A haircut is a discount applied to the market value of pledged collateral to protect the counterparty against potential declines in its value and potential costs of selling collateral after a default. When collateral values decline, counterparties typically issue a margin call requiring us to post additional collateral to restore the required collateralization level. Conversely, if the value of pledged securities rises, we may request the return of excess collateral. Collateral values are determined by our counterparties, who are required to act in good faith.
For centrally cleared GCF repo transactions, margin requirements are set by the FICC. These include an initial margin requirement, calculated daily using a Value-at-Risk ("VaR") model, which evaluates Bethesda Securities' net exposure to the FICC, taking into account the offsetting risk sensitivities of positions such as repos and reverse repos. Initial margin is designed to protect the FICC against potential future exposure from a member default and may also be used to cover losses arising from the default of other clearing members, subject to assessments from the loss mutualization waterfall and applicable caps and withdrawal provisions set pursuant to FICC rules. The FICC also imposes daily variation margin, based on amounts borrowed plus accrued interest, adjusted for fluctuations in collateral value, and is intended to cover the current exposure associated with the repo transaction.
Margin thresholds may increase during periods of elevated market volatility, which could adversely affect our liquidity position. In addition, repo counterparties typically reduce the collateral values assigned to Agency RMBS each month to reflect principal repayments. Bilateral repo counterparties make this adjustment upon the publication of the pay-down factor by Fannie Mae, Freddie Mac or Ginnie Mae on the fifth business day following month-end, even though principal payments are generally not received until the 25th calendar day following month-end. The FICC assesses margin on the last business day of each month—prior to the factor release—using internally projected pay-down rates and subsequently adjusts collateral requirements to reflect the actual factor data when released.
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of December 31, 2025, approximately 14% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 12%.
Collateral requirements under our derivative agreements are typically subject to initial and variation margin requirements, similar to those for centrally cleared repo transactions, and may be adjusted based on changes in the value of the derivative agreements, collateral values, market volatility, and other factors. Collateral requirements for our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC. Collateral levels for interest rate swap agreements are established by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may impose margin requirements in excess of those required by the clearing exchange. Collateral requirements for non-centrally cleared derivatives are set by the counterparty financial institution.
Haircut levels and initial or additional minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. Margin calls for repo and TBA transactions are typically due on the same business day, while margin calls for interest rate swaps and other derivative transactions are typically due on the next business day, subject to notice provisions. During fiscal year 2025, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of December 31, 2025, the weighted average haircut and initial margin on our repurchase agreements were approximately 3.1% of the value of our collateral, compared to 3.2% as of December 31, 2024. We were in compliance with all margin requirements as of December 31, 2025.
To mitigate the risk of margin calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or be sold for cash. As of December 31, 2025, our unencumbered assets totaled approximately $7.7 billion, or 65% of tangible equity, consisting of $7.6 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.2 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2024, consisting of $6.1 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

For additional details regarding assets pledged under our repo and derivative agreements refer to Note 6 to our Consolidated Financial Statements in this Form 10-K.
Counterparty Risk
Collateral requirements imposed by counterparties subject us to the risk that pledged assets may not be returned to us as and when required. We attempt to manage this risk by actively monitoring our collateral positions and limiting our counterparties to registered clearinghouses and regulated financial institutions, including banks and broker-dealers (both bank affiliated and independent) with acceptable credit ratings. We also diversify our funding sources across multiple counterparties and geographic region.
As of December 31, 2025, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of December 31, 2025, less than 10% of our tangible stockholders' equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2025, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
Equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board. As of December 31, 2025, $1.0 billion remained authorized to repurchase shares of our common stock through December 31, 2026. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-K for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2025, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2025, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report that are not historical facts, including estimates, projections, beliefs, expectations concerning conditions, events, or the outlook for our business, strategy, performance, operations or the markets or industries in which we operate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as "believe," "plan," "expect," "anticipate," "see," "intend," "outlook," "potential," "forecast," "estimate," "will," "could," "should" "likely" and other similar, correlative or comparable words and expressions.
Forward-looking statements are based on management's assumptions, projections and beliefs as of the date of this Annual Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
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
•changes in U.S. monetary policy or interest rates, including actions taken by the Federal Reserve to adjust the size or composition of its U.S. Treasury and Agency RMBS bond portfolio or to influence funding markets;
•changes in U.S. government entity purchases or dispositions of Agency RMBS or other actions that directly or indirectly increase demand or supply of Agency RMBS or affect prepayment speeds;
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.AGNC.com) and AGNC's LinkedIn (www.linkedin.com/company/agnc-investment-corp/) and X (www.x.com/AGNCInvestment) accounts to distribute information about the Company. Investors should monitor these channels in addition to our press releases, filings with the U.S. Securities and Exchange Commission ("SEC"), public conference calls and webcasts, as information posted through them may be deemed material. Our website, alerts and social media channels are not incorporated by reference into, and are not a part of, this or any other report filed with or furnished to the SEC. Investors and others may automatically receive emails and information about AGNC when they sign up for investor alerts on the "Investor Resources" tab of the Investor Relations section of our website.

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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgment we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.4 years as of December 31, 2025, compared to 0.3 years as of December 31, 2024.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2025 and 2024 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2025 and 2024.
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

Interest Rate Sensitivity [1,2]
	December 31, 2025		December 31, 2024
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.2%	-2.4%	-0.1%	-0.9%
-50 Basis Points	0.0%	-0.3%	0.0%	+0.2%
-25 Basis Points	+0.1%	+0.5%	+0.1%	+0.5%
+25 Basis Points	-0.2%	-1.6%	-0.1%	-1.1%
+50 Basis Points	-0.4%	-4.3%	-0.3%	-2.8%
+75 Basis Points	-0.8%	-7.7%	-0.5%	-4.8%
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
If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest income would be negatively impacted. We also amortize or accrete premiums and discounts we pay or receive at purchase relative to the stated principal of our assets into interest income over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record a current period adjustment to interest income for the impact of the cumulative difference in the effective yield.
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
As of December 31, 2025 and 2024, our investment securities (excluding TBAs) had a weighted average projected CPR of 9.6% and 7.7%, respectively, and a weighted average yield of 4.93% and 4.77%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2025		December 31, 2024
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	16.6%	4.79%	11.7%	4.70%
-50 Basis Points	13.6%	4.84%	9.8%	4.73%
-25 Basis Points	11.3%	4.89%	8.5%	4.76%
Actual as of Period End	9.6%	4.93%	7.7%	4.77%
+25 Basis Points	8.3%	4.96%	7.3%	4.78%
+50 Basis Points	7.5%	4.98%	6.9%	4.79%
+75 Basis Points	7.0%	5.00%	6.7%	4.80%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2025 and 2024 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 and 5.1 as of December 31, 2025 and 2024, respectively, based on interest rates and prices as of such dates;

however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2025		December 31, 2024
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+24.0%	+2.5%	+24.5%
-25 Basis Points	+1.2%	+12.0%	+1.3%	+12.3%
-10 Basis Points	+0.5%	+4.8%	+0.5%	+4.9%
+10 Basis Points	-0.5%	-4.8%	-0.5%	-4.9%
+25 Basis Points	-1.2%	-12.0%	-1.3%	-12.3%
+50 Basis Points	-2.5%	-24.0%	-2.5%	-24.5%
________________________________
1.Spread sensitivity is derived from models that are dependent on inputs and assumptions, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings. Future borrowings are dependent upon the willingness of lenders to finance our investments, lender collateral requirements and the lenders' determination of the fair value of the securities pledged as collateral. These factors can change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Borrowings under centrally cleared repo also depend on Bethesda Securities' remaining compliant with regulatory and FICC membership requirements and maintaining its risk exposure within limits established by the FICC.
As of December 31, 2025, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of December 31, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2025 and 2024 and for fiscal years 2025, 2024 and 2023 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audits. For further information refer to the Ernst & Young LLP (PCAOB ID: 42) audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.'s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 23, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
As of December 31, 2025, the Company's investment securities had a net unamortized premium balance of $986 million, including interest and principal-only securities, and it recorded $177 million of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities ("Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company's Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using a prepayment model that incorporates the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

Auditing the Company's estimation of long-term prepayment speeds used for the amortization of premiums and accretion of discounts is subjective due to the significant judgments and estimates required by management and the third-party service provider, as inputs into prepayment models are prone to fluctuation based on changing macroeconomic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the estimation of long-term prepayment speeds, including management's review of the estimated prepayment speeds provided by the third-party service provider.

Our audit procedures included, among others, performing comparative analyses between the Company's long-term prepayment speed estimates and long-term prepayment speed estimates data from independent third-party sources, reconciling the Company's estimates of long-term prepayment speeds to source prepayment speeds data provided by management's third-party service provider, evaluating the competency and objectivity of management’s third-party service provider, and identifying potential sources of contrary information, with the assistance of an internal valuation specialist.

                                            /s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.

Tysons, Virginia
February 23, 2026

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2025	2024
Assets:
Agency securities, at fair value (including pledged securities of $74,149 and $59,952, respectively)	$81,003	$65,367
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	85	97
Credit risk transfer securities, at fair value (including pledged securities of $558 and $590, respectively)	606	633
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $13 and $206, respectively)	95	315
U.S. Treasury securities, at fair value (including pledged securities of $13,056 and $1,565, respectively)	13,477	1,575
Cash and cash equivalents	450	505
Restricted cash	1,292	1,266
Derivative assets, at fair value	169	205
Receivable for investment securities sold (including pledged securities of $149 and $0, respectively)	152	—
Receivable under reverse repurchase agreements	16,615	17,137
Goodwill	526	526
Other assets	607	389
Total assets	$115,077	$88,015
Liabilities:
Repurchase agreements	$85,286	$60,798
Debt of consolidated variable interest entities, at fair value	56	64
Payable for investment securities purchased	193	74
Derivative liabilities, at fair value	6	94
Dividends payable	182	143
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	16,452	16,676
Other liabilities	509	404
Total liabilities	102,684	78,253
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $2,033 and $1,688, respectively	1,968	1,634
Common stock - $0.01 par value; 2,250 and 1,500 shares authorized, respectively; 1,107.6 and 897.4 shares issued and outstanding, respectively	11	9
Additional paid-in capital	19,261	17,264
Retained deficit	(8,524)	(8,554)
Accumulated other comprehensive loss	(323)	(591)
Total stockholders' equity	12,393	9,762
Total liabilities and stockholders' equity	$115,077	$88,015
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Interest income:
Interest income	$3,523	$2,949	$2,041
Interest expense	2,848	2,931	2,287
Net interest income (expense)	675	18	(246)
Other gain (loss), net:
Loss on sale of investment securities, net	(529)	(188)	(1,567)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	2,733	(885)	1,678
Gain (loss) on derivative instruments and other investments, net	(1,082)	2,028	386
Total other gain, net:	1,122	955	497
Expenses:
Compensation and benefits	87	74	62
Other operating expense	40	36	34
Total operating expense	127	110	96
Net income	1,670	863	155
Dividends on preferred stock	161	132	123
Net income available to common stockholders	$1,509	$731	$32

Net income	$1,670	$863	$155
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	268	(74)	155
Comprehensive income	1,938	789	310
Dividends on preferred stock	161	132	123
Comprehensive income available to common stockholders	$1,777	$657	$187

Weighted average number of common shares outstanding - basic	1,020.0	783.4	618.4
Weighted average number of common shares outstanding - diluted	1,023.7	786.0	619.6
Net income per common share - basic	$1.48	$0.93	$0.05
Net income per common share - diluted	$1.47	$0.93	$0.05
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net income	—	—	—	—	155	—	155
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	155	155
Stock-based compensation, net	—	0.9	—	11	—	—	11
Issuance of common stock	—	118.8	1	1,084	—	—	1,085
Preferred dividends declared	—	—	—	—	(123)	—	(123)
Common dividends declared	—	—	—	—	(896)	—	(896)
Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
Net income	—	—	—	—	863	—	863
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(74)	(74)
Stock-based compensation, net	—	1.0	—	18	—	—	18
Issuance of common stock	—	202.1	2	1,965	—	—	1,967
Preferred dividends declared	—	—	—	—	(132)	—	(132)
Common dividends declared	—	—	—	—	(1,137)	—	(1,137)
Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net income	—	—	—	—	1,670	—	1,670
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	268	268
Stock-based compensation, net	—	2.0	—	26	—	—	26
Issuance of preferred stock	334	—	—	—	—	—	334
Issuance of common stock	—	208.2	2	1,971	—	—	1,973
Preferred dividends declared	—	—	—	—	(161)	—	(161)
Common dividends declared	—	—	—	—	(1,479)	—	(1,479)
Balance, December 31, 2025	$1,968	1,107.6	$11	$19,261	$(8,524)	$(323)	$12,393
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income	$1,670	$863	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	177	123	201
Stock-based compensation, net	26	18	11
Loss on sale of investment securities, net	529	188	1,567
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(2,733)	885	(1,678)
(Gain) loss on derivative instruments and other securities, net	1,082	(2,028)	(386)
(Increase) decrease in other assets	(151)	738	(892)
Increase (decrease) in other liabilities	53	(701)	904
Net cash provided by (used in) operating activities	653	86	(118)
Investing activities:
Purchases of Agency mortgage-backed securities	(45,583)	(41,762)	(32,216)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(69)	(251)	(364)
Proceeds from sale of Agency mortgage-backed securities	24,756	22,825	13,608
Proceeds from sale of credit risk transfer and non-Agency securities	270	286	732
Principal collections on Agency mortgage-backed securities	7,480	5,832	4,327
Principal collections on credit risk transfer and non-Agency securities	31	121	68
Payments on U.S. Treasury securities	(52,439)	(18,831)	(30,535)
Proceeds from U.S. Treasury securities	38,688	24,601	33,229
Net proceeds from (payments on) reverse repurchase agreements	1,407	(4,793)	(4,510)
Net proceeds from (payments on) derivative instruments	(405)	803	989
Net cash used in investing activities	(25,864)	(11,169)	(14,672)
Financing activities:
Proceeds from repurchase arrangements	7,175,107	5,600,336	3,282,218
Payments on repurchase agreements	(7,150,619)	(5,589,964)	(3,268,054)
Payments on debt of consolidated variable interest entities	(12)	(15)	(17)
Net proceeds from preferred stock issuance	334	—	—
Net proceeds from common stock issuances	1,973	1,967	1,085
Cash dividends paid	(1,601)	(1,241)	(1,005)
Net cash provided by financing activities	25,182	11,083	14,227
Net change in cash, cash equivalents and restricted cash	(29)	—	(563)
Cash, cash equivalents and restricted cash at beginning of period	1,771	1,771	2,334
Cash, cash equivalents and restricted cash at end of period	$1,742	$1,771	$1,771

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$450	$505	$518
Restricted cash	1,292	1,266	1,253
Total cash, cash equivalents and restricted cash, end of period	$1,742	$1,771	$1,771

Supplemental disclosure to cash flow information:
Interest paid	$2,793	$2,899	$2,246
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
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We also invest in Agency multifamily mortgage-backed securities ("Agency multifamily MBS") that are similarly guaranteed by the GSEs and in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, and other assets related to the housing, mortgage or real estate markets. We fund our investments primarily through collateralized borrowings structured as repurchase agreements.
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
Agency multifamily MBS consist of securities backed by one or more mortgage loans secured by one or more multifamily properties that are similarly guaranteed by a GSE. Our investments in Agency multifamily MBS primarily consist of securities issued under Fannie Mae's Delegated Underwriting and Servicing ("DUS") program, which are generally backed by a single mortgage loan secured by a single property and include lender risk-sharing.
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third-party market participants, that synthetically transfer a portion of the risk associated with credit losses within pools of conventional residential and multifamily mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS and Agency multifamily MBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or U.S. Government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the principal amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties offset credit losses on the related loans.

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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of December 31, 2025 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2025 and 2024, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2025 and 2024, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting unit's carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During the three fiscal years ended December 31, 2025, we did not recognize a goodwill impairment charge.
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
We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair values. We value RSU and PSU awards based on the fair value of our common stock on the date of grant. Compensation expense is recognized over each award's respective service period. For PSU awards, we estimate the probability that the performance criteria will be achieved and recognize expense only for those awards expected to vest. We reevaluate our estimates each reporting period and recognize a cumulative effect adjustment to expense if our estimates change from the prior period. We do not estimate forfeiture rates; rather, we adjust for forfeitures in the periods in which they occur.
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

Note 3. Investment Securities
As of December 31, 2025 and 2024, our investment portfolio consisted of $81.7 billion and $66.3 billion investment securities, at fair value, respectively, $13.0 billion and $6.9 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $70 million and $64 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $71 million and $(26) million as of December 31, 2025 and 2024, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of December 31, 2025 and 2024, our investment securities had a net unamortized premium balance of $1.0 billion and $1.0 billion, respectively.

The following tables summarize our investment securities as of December 31, 2025 and 2024, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	December 31, 2025		December 31, 2024
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$77,643	$77,483	$67,139	$64,049
Adjustable rate	858	867	796	790
CMO	85	83	102	96
Interest-only and principal-only strips	122	116	60	53
Multifamily	2,521	2,539	485	476
Total Agency RMBS	81,229	81,088	68,582	65,464
Non-Agency RMBS [1]	16	15	17	15
CMBS	11	10	264	236
CRT securities	561	606	583	633
Total investment securities	$81,817	$81,719	$69,446	$66,348

	December 31, 2025					December 31, 2024
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,517	$—	$—	$—	$3,517	$4,447	$—	$—	$—	$4,447
Unamortized discount	—	—	—	—	—	(1)	—	—	—	(1)
Unamortized premium	210	—	—	—	210	265	—	—	—	265
Amortized cost	3,727	—	—	—	3,727	4,711	—	—	—	4,711
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(323)	—	—	—	(323)	(591)	—	—	—	(591)
Total available-for-sale securities, at fair value	3,404	—	—	—	3,404	4,120	—	—	—	4,120
Securities remeasured at fair value through earnings:
Par value [2]	76,729	18	11	555	77,313	63,119	19	270	576	63,984
Unamortized discount	(521)	(3)	—	(10)	(534)	(374)	(3)	(8)	(11)	(396)
Unamortized premium	1,294	1	—	16	1,311	1,126	1	2	18	1,147
Amortized cost	77,502	16	11	561	78,090	63,871	17	264	583	64,735
Gross unrealized gains	1,129	1	—	45	1,175	93	—	4	50	147
Gross unrealized losses	(947)	(2)	(1)	—	(950)	(2,620)	(2)	(32)	—	(2,654)
Total securities remeasured at fair value through earnings	77,684	15	10	606	78,315	61,344	15	236	633	62,228
Total securities, at fair value	$81,088	$15	$10	$606	$81,719	$65,464	$15	$236	$633	$66,348
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $70 million and $64 million as of December 31, 2025 and 2024, respectively.
2.Par value excludes interest-only securities. As of December 31, 2025 and 2024, Agency RMBS interest-only securities had a par value of $4,475 million and $307 million, respectively, and non-Agency interest-only securities had a par value of $16 million and $93 million, respectively.

The following table presents the Company's Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of December 31, 2025 and 2024 (in millions):

	December 31,
Investment Type	2025	2024
Fannie Mae	$43,148	$35,220
Freddie Mac	37,670	30,216
Ginnie Mae	270	28
Total	$81,088	$65,464
As of December 31, 2025 and 2024, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	December 31, 2025			December 31, 2024
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$16
AA	13	—	—	8	—	35
A	—	—	—	—	—	31
BBB	—	2	5	6	1	22
BB	46	—	—	87	1	51
B	11	—	5	27	—	43
Not Rated	536	12	—	505	12	38
Total	$606	$15	$10	$633	$15	$236
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $70 million and $64 million as of December 31, 2025 and 2024, respectively.

Our CRT securities primarily reference the performance of single-family and multifamily mortgage loans underlying Agency RMBS and CMBS issued by Fannie Mae or Freddie Mac, which are subject to the respective agency's underwriting standards. The remainder of our CRT holdings reference single-family loans originated and issued by third-party market participants and may not be subject to the same standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2025 and 2024, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 9.6% and 7.7%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2025 and 2024 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2025				December 31, 2024
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$4,670	$4,630	6.59%	5.50%	$539	$530	7.37%	8.06%
> 3 years and ≤ 5 years	19,068	18,755	5.85%	5.50%	2,026	2,066	5.96%	5.48%
> 5 years and ≤10 years	55,562	56,048	4.86%	4.68%	56,551	59,479	4.97%	4.66%
> 10 years	2,419	2,384	4.93%	5.11%	7,232	7,371	5.14%	5.24%
Total	$81,719	$81,817	5.19%	4.93%	$66,348	$69,446	5.03%	4.77%
 ________________________________
1.Table excludes other mortgage credit investments of $70 million and $64 million as of December 31, 2025 and 2024, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025	$—	$—	$3,391	$(323)	$3,391	$(323)
December 31, 2024	$—	$—	$4,104	$(591)	$4,104	$(591)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2025, 2024 and 2023 by investment classification of accounting (in millions):

	Fiscal Year 2025			Fiscal Year 2024			Fiscal Year 2023
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(411)	$(25,296)	$(25,707)	$—	$(23,299)	$(23,299)	$(524)	$(15,263)	$(15,787)
Proceeds from investment securities sold [1]	370	24,808	25,178	—	23,111	23,111	461	13,759	14,220
Net gain (loss) on sale of investment securities	$(41)	$(488)	$(529)	$—	$(188)	$(188)	$(63)	$(1,504)	$(1,567)

Gross gain on sale of investment securities	$—	$132	$132	$—	$164	$164	$—	$19	$19
Gross loss on sale of investment securities	(41)	(620)	(661)	—	(352)	(352)	(63)	(1,523)	(1,586)
Net gain (loss) on sale of investment securities	$(41)	$(488)	$(529)	$—	$(188)	$(188)	$(63)	$(1,504)	$(1,567)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During fiscal years 2025, 2024 and 2023, we received principal repayments on available-for-sale securities of $534 million, $588 million and $704 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2025, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2025 and 2024, we had $85.3 billion and $60.8 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2025 and 2024 (dollars in millions):

	December 31, 2025			December 31, 2024
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$69,997	3.98%	11	$55,580	4.77%	10
> 1 to ≤ 3 months	2,949	4.01%	49	3,782	4.68%	39
Investment Securities Repo	72,946	3.98%	12	59,362	4.76%	11
U.S. Treasury Repo:
≤ 1 month	12,340	3.90%	2	1,436	4.68%	2
Total	$85,286	3.97%	11	$60,798	4.76%	11
As of December 31, 2025 and 2024, $27.5 billion and $25.4 billion, respectively, of our investment securities repurchase agreements and $10.9 billion and $1.4 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2025, we had $24.7 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 2 days and a weighted average interest rate of 3.81%. As of December 31, 2024, we had $17.3 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 4.61%. As of December 31, 2025 and 2024, 57% and 50%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 44% and 47% of our repurchase agreement funding outstanding as of December 31, 2025 and 2024, respectively.
Reverse Repurchase Agreements
As of December 31, 2025 and 2024, we had $16.6 billion and $17.1 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $16.5 billion and $16.7 billion, respectively. As of December 31, 2025 and 2024, $5.2 billion and $3.9 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2025 and 2024 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2025	2024
Interest rate swaps [1]	Derivative assets, at fair value	$57	$22
Swaptions	Derivative assets, at fair value	24	39
TBA and forward settling non-Agency securities	Derivative assets, at fair value	77	61
U.S. Treasury futures - long	Derivative assets, at fair value	3	—
U.S. Treasury futures - short	Derivative assets, at fair value	8	83
SOFR futures contracts - long	Derivative assets, at fair value	—	—
Total derivative assets, at fair value		$169	$205

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(6)	(87)
SOFR futures contracts - long	Derivative liabilities, at fair value	—	(7)
Total derivative liabilities, at fair value		$(6)	$(94)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$13,477	$1,575
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(16,452)	(16,676)
Total U.S. Treasury securities, net at fair value		$(2,975)	$(15,101)
________________________________
1.As of December 31, 2025 and 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $1.3 billion and $2.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2025 and 2024 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	December 31, 2025				December 31, 2024
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$7,300	0.20%	3.80%	0.5	$8,500	0.14%	4.42%	0.5
> 1 to ≤ 3 years	20,421	2.38%	3.86%	2.1	10,550	0.22%	4.45%	1.8
> 3 to ≤ 5 years	8,970	2.26%	3.85%	4.5	3,800	0.25%	4.49%	3.9
> 5 to ≤ 7 years	13,980	3.43%	3.87%	6.8	4,150	2.14%	4.46%	5.7
> 7 to ≤ 10 years	13,961	3.43%	3.87%	8.6	12,646	3.52%	4.49%	8.8
Total	$64,632	2.57%	3.86%	4.7	$39,646	1.46%	4.46%	4.4
________________________________
1.As of December 31, 2025, 95% and 5% of notional amount receive index references SOFR and OIS, respectively. As of 2024, 82% and 18% of notional amount receive index references SOFR and OIS, respectively.

Payer Swaptions		Option			Underlying Payer Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2025	≤ 1 year	$—	$—	—	$—	—%	0.0
December 31, 2024	≤ 1 year	$23	$38	5	$2,000	4.16%	10.0
________________________________
1.Receive index references SOFR.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
December 31, 2025	≤ 1 year	$70	$24	9	$7,000	3.04%	9.2
December 31, 2024	≤ 1 year	$3	$1	11	$150	2.98%	5.0
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	December 31, 2025			December 31, 2024
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$12,470	$12,465	$12,467	$956	$961	$956
> 5 year ≤ 7 years	(838)	(834)	(774)	(2,722)	(2,685)	(2,302)
> 7 year ≤ 10 years	(12,390)	(12,334)	(12,493)	(12,659)	(12,329)	(11,999)
> 10 years	(2,162)	(2,210)	(2,175)	(1,782)	(1,829)	(1,756)
Total U.S. Treasury securities, net	$(2,920)	$(2,913)	$(2,975)	$(16,207)	$(15,882)	$(15,101)
________________________________
1.As of December 31, 2025 and 2024, short U.S. Treasury securities totaling $(16.5) billion and $(16.7) billion, at fair value, respectively, had a weighted average yield of 4.21% and 3.85%, respectively. As of December 31, 2025 and 2024, long U.S. Treasury securities totaling $13.5 billion and $1.6 billion, at fair value, respectively, had a weighted average yield of 3.67% and 4.27%, respectively.

U.S. Treasury Futures[1]	December 31, 2025				December 31, 2024
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]
> 5 year ≤ 7 years	$4,606	$5,175	$5,178	$3	$(1,582)	$(1,734)	$(1,721)	$13
> 7 year ≤ 10 years	—	—	—	—	(500)	(566)	(557)	9
> 10 years	(3,210)	(3,718)	(3,710)	8	(2,291)	(2,669)	(2,608)	61
Total U.S. Treasury futures, net	$1,396	$1,457	$1,468	$11	$(4,373)	$(4,969)	$(4,886)	$83
________________________________
1.As of December 31, 2025 and 2024, short U.S. Treasury futures totaling $(3.7) billion and $(4.9) billion, at fair value, respectively. As of December 31, 2025, long U.S. Treasury futures totaling $5.2 billion, at fair value.
2.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2025				December 31, 2024
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$148	$151	$151	$—	$—	$—	$—	$—
Total 15-Year TBA securities	148	151	151	—	—	—	—	—
30-Year TBA securities:
≤ 3.0%	—	—	—	—	(586)	(504)	(497)	7
3.5%	452	415	417	2	—	2	—	(2)
4.0%	—	—	—	—	122	112	111	(1)
4.5%	5,317	5,156	5,193	37	2,342	2,210	2,204	(6)
5.0%	5,679	5,643	5,666	23	2,780	2,703	2,700	(3)
5.5%	1,842	1,851	1,857	6	(235)	(180)	(210)	(30)
6.0%	1,745	1,780	1,786	6	2,033	2,036	2,044	8
≥ 6.5%	(2,003)	(2,079)	(2,082)	(3)	499	508	509	1
Total 30-Year TBA securities, net	13,032	12,766	12,837	71	6,955	6,887	6,861	(26)
Total TBA securities, net	$13,180	$12,917	$12,988	$71	$6,955	$6,887	$6,861	$(26)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of December 31, 2024, we held SOFR futures contracts with a long notional position of $1.2 billion, measured on a two-year swap equivalent basis, with a net carrying value of $(7) million.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2025, 2024 and 2023 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2025:
TBA securities, net	$6,955	167,650	(161,425)	$13,180	$318
Interest rate swaps - payer	$39,646	54,746	(29,760)	$64,632	(518)
Payer swaptions	$2,000	1,500	(3,500)	$—	(29)
Receiver swaptions	$(150)	(7,000)	150	$(7,000)	(47)
U.S. Treasury securities - short position	$(17,792)	(18,461)	19,875	$(16,378)	(786)
U.S. Treasury securities - long position	$1,585	31,831	(19,958)	$13,458	81
U.S. Treasury futures contracts - short position	$(4,373)	(12,270)	13,433	$(3,210)	(110)
U.S. Treasury futures contracts - long position	$—	5,956	(1,350)	$4,606	(10)
					$(1,101)

Fiscal Year 2024:
TBA securities, net	$5,332	123,959	(122,336)	$6,955	$(123)
Interest rate swaps - payer	$44,476	12,095	(16,925)	$39,646	1,020
Interest rate swaps - receiver	$(1,000)	—	1,000	$—	(9)
Credit default swaps - buy protection	$(96)	(192)	288	$—	(7)
Payer swaptions	$1,250	2,500	(1,750)	$2,000	54
Receiver swaptions	$(150)	—	—	$(150)	(3)
U.S. Treasury securities - short position	$(11,347)	(16,948)	10,503	$(17,792)	844
U.S. Treasury securities - long position	$1,492	7,780	(7,687)	$1,585	(85)
U.S. Treasury futures contracts - short position	$(6,429)	(12,473)	14,529	$(4,373)	387
U.S. Treasury futures contracts - long position	$—	750	(750)	$—	22
					$2,100

Fiscal Year 2023:
TBA securities, net	$19,050	164,465	(178,183)	$5,332	$49
Interest rate swaps - payer	$47,825	5,746	(9,095)	$44,476	666
Interest rate swaps - receiver	$—	(1,000)	—	$(1,000)	4
Credit default swaps - buy protection	$(215)	(1,322)	1,441	$(96)	(13)
Payer swaptions	$3,050	—	(1,800)	$1,250	(21)
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(7,373)	(20,143)	16,169	$(11,347)	(54)
U.S. Treasury securities - long position	$357	14,272	(13,137)	$1,492	(30)
U.S. Treasury futures contracts - short position	$(9,213)	(31,465)	34,249	$(6,429)	(42)
					$559
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of December 31, 2024 and 2023, we held SOFR futures contracts with a long notional position of $1.2 billion and $0.9 billion, respectively, measured on a two-year swap equivalent basis. For fiscal years 2025, 2024 and 2023, we recognized a gain (loss) of $20 million, $13 million and $(10) million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
Our funding and derivative agreements expose us to credit risk in the event a counterparty fails to perform its obligations. We seek to mitigate this risk by actively monitoring our collateral positions and limiting our counterparties to registered clearinghouses and regulated financial institutions, including banks and broker-dealers (both bank affiliated and independent) with acceptable credit ratings. In the event of a counterparty default, we may experience delays or losses in recovering pledged collateral or receiving payments due. We believe the credit risk associated with centrally cleared transactions is limited by the clearinghouses' daily margin practices, mutualized loss protections, designations as systemically important financial market utilities, and other risk management safeguards.
As of December 31, 2025, our maximum amount at risk with any counterparty related to our repurchase agreements (i.e., the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables), excluding the FICC, was less than 2% of our tangible stockholders' equity. As of December 31, 2025, less than 10% of our tangible stockholders' equity was at risk with the FICC.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2025 and 2024 (in millions):

	December 31, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$74,213	$85	$115	$74,413
CRT - fair value	558	—	—	558
Non-Agency - fair value	13	—	—	13
U.S. Treasury securities - fair value	12,636	—	440	13,076
Accrued interest on pledged securities	430	—	4	434
Restricted cash	44	—	1,248	1,292
Total	$87,894	$85	$1,807	$89,786

	December 31, 2024
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$59,958	$97	$27	$60,082
CRT - fair value	590	—	—	590
Non-Agency - fair value	206	—	—	206
U.S. Treasury securities - fair value	1,414	—	151	1,565
Accrued interest on pledged securities	279	—	1	280
Restricted cash	386	—	880	1,266
Total	$62,833	$97	$1,059	$63,989
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $30 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025 and 2024, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2025 and 2024 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2025			December 31, 2024
Securities Pledged by Remaining Maturity of Repurchase Agreements [1]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$83,600	$83,502	$415	$58,180	$60,506	$266
> 1 and ≤ 2 months	3,324	3,435	13	3,842	4,227	13
> 2 and ≤ 3 months	496	503	2	146	149	—
> 3 months	—	—	—	—	—	—
Total	$87,420	$87,440	$430	$62,168	$64,882	$279
________________________________
1.Includes $30 million and $33 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025 and 2024, respectively.
Assets Pledged from Counterparties
As of December 31, 2025 and 2024, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2025				December 31, 2024
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$33	$33	$—	$—	$17	$17
U.S. Treasury securities - fair value	16,429	—	10	16,439	16,885	—	—	16,885
Cash	—	100	19	119	—	28	38	66
Total	$16,429	$100	$62	$16,591	$16,885	$28	$55	$16,968

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2025 and 2024 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2025
Interest rate swap and swaption agreements, at fair value [1]	$81	$—	$81	$—	$(24)	$57
TBA securities, at fair value [1]	77	—	77	(6)	(71)	—
Receivable under reverse repurchase agreements	16,615	—	16,615	(12,503)	(4,112)	—
Total	$16,773	$—	$16,773	$(12,509)	$(4,207)	$57

December 31, 2024
Interest rate swap and swaption agreements, at fair value [1]	$61	$—	$61	$—	$(28)	$33
TBA securities, at fair value [1]	61	—	61	(61)	—	—
Receivable under reverse repurchase agreements	17,137	—	17,137	(11,680)	(5,457)	—
Total	$17,259	$—	$17,259	$(11,741)	$(5,485)	$33

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2025
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value [1]	6	—	6	(6)	—	—
Repurchase agreements	85,286	—	85,286	(12,503)	(72,783)	—
Total	$85,292	$—	$85,292	$(12,509)	$(72,783)	$—

December 31, 2024
TBA securities, at fair value [1]	$87	$—	$87	$(61)	$(26)	$—
Repurchase agreements	60,798	—	60,798	(11,680)	(49,118)	—
Total	$60,885	$—	$60,885	$(11,741)	$(49,144)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2025 and 2024, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$81,003	$—	$—	$65,367	$—
Agency securities transferred to consolidated VIEs	—	85	—	—	97	—
Credit risk transfer securities	—	606	—	—	633	—
Non-Agency securities	—	25	—	—	251	—
U.S. Treasury securities	13,477	—	—	1,575	—	—
Interest rate swaps [1]	—	57	—	—	22	—
Swaptions	—	24	—	—	39	—
TBA securities	—	77	—	—	61	—
SOFR Futures	—	—	—	—	—	—
U.S. Treasury futures	11	—	—	83	—	—
Total	$13,488	$81,877	$—	$1,658	$66,470	$—
Liabilities:
Debt of consolidated VIEs	$—	$56	$—	$—	$64	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	16,452	—	—	16,676	—	—
Interest rate swaps [1]	—	—	—	—	—	—
TBA securities	—	6	—	—	87	—
SOFR Futures	—	—	—	7	—	—
Total	$16,452	$62	$—	$16,683	$151	$—
________________________________
1.As of December 31, 2025 and 2024, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $1.3 billion and $2.3 billion, respectively, based on "Level 2" inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of December 31, 2025 and 2024, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of December 31, 2025 and 2024, the carrying value of other mortgage credit investments reported under the equity method of accounting was $70 million and $64 million, respectively.

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

	Fiscal Year
	2025	2024	2023
Weighted average number of common shares issued and outstanding	1,018.1	781.2	616.6
Weighted average number of fully vested restricted stock units outstanding	1.9	2.2	1.8
Weighted average number of common shares outstanding - basic	1,020.0	783.4	618.4
Weighted average number of dilutive unvested restricted stock units outstanding	3.7	2.6	1.2
Weighted average number of common shares outstanding - diluted	1,023.7	786.0	619.6
Net income available to common stockholders	$1,509	$731	$32
Net income per common share - basic	$1.48	$0.93	$0.05
Net income per common share - diluted	$1.47	$0.93	$0.05

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2025 and 2024, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of December 31, 2025, an additional 13,800 shares were designated as 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred stock (referred to as "Series H Preferred Stock"). As of December 31, 2025 and 2024, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. As of December 31, 2025, an additional 13,800 shares of Series H Preferred Stock were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2025 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [1,2]	First Optional Redemption Date / Conversion Date [2,3]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.26624%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.48724%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.14824%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	8.85224%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.75000%	October 15, 2027
Fixed-Rate
Series H	September 10, 2025	13.8	334	345	8.75000%	October 15, 2030
Total		81.3	$1,968	$2,033
________________________________
1.The depositary shares underlying our preferred stock accrue dividends on the $25.00 liquidation preference per depositary share from the issuance date until they are redeemed in accordance with their terms. The per annum dividend rates for the depositary shares underlying the Series C, D, E and F Preferred Stock represent the rates in effect as of December 31, 2025, and are reset quarterly. The depositary shares underlying the Series G Preferred Stock accrue dividends at an initial annual fixed rate until the fixed-rate-reset conversion date, after which dividends on these depositary shares accrue on a fixed-rate-reset basis equal to the conversion rate plus a fixed spread. The depositary shares underlying the Series H Preferred Stock accrue dividends at a fixed rate.
2.The Series C, D, E and F dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus spreads of 5.111%, 4.332%, 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the "LIBOR Act"). At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate plus a spread of 4.39% per annum and will reset in accordance with the certificate of designations for such series.
3.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.

At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock issued under the sales agreements for fiscal years 2025, 2024 and 2023 (in millions, except for per share data). As of December 31, 2025, shares of our common stock with an aggregate offering price of $0.7 billion remained authorized for issuance under this program through December 31, 2026.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2025	$9.47	208.2	$1,973
Fiscal Year 2024	$9.73	202.1	$1,967
Fiscal Year 2023	$9.14	118.8	$1,085
Common Stock Repurchase Program
We are authorized by our Board to repurchase shares of our common stock in the open market, through privately negotiated transactions, or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. During fiscal years 2023, 2024 and 2025, we did not repurchase shares under this program. As of December 31, 2025, $1.0 billion remained authorized to repurchase shares of our common stock through December 31, 2026.

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2025, 2024 and 2023 (in millions, except per share amounts):

Fiscal Year	Dividends Declared	Dividends Declared Per Share [1]
Series C Preferred Stock [2]
2025	$32	$2.424890
2024	$35	$2.672820
2023	$34	$2.660390
Series D Preferred Stock [2]
2025	$21	$2.227430
2024	$21	$2.278248
2023	$16	$1.718750
Series E Preferred Stock [2]
2025	$39	$2.394980
2024	$30	$1.851370
2023	$26	$1.625000
Series F Preferred Stock [2]
2025	$49	$2.123633
2024	$35	$1.531250
2023	$35	$1.531250
Series G Preferred Stock [2]
2025	$12	$1.937520
2024	$12	$1.937520
2023	$12	$1.937520
Series H Preferred Stock [2]
2025	$10	$0.759550
Common Stock [3]
2025	$1,479	$1.440000
2024	$1,137	$1.440000
2023	$896	$1.440000
________________________________
1.Preferred stock per share amounts are per depositary share.
2.For the years ended December 31, 2025, 2024, and 2023, 100% of the preferred stock dividends per share paid during each such calendar year were taxable as ordinary income.
3.For the years ended December 31, 2025 and 2024, 100% of common stock dividends declared in each such calendar year, totaling $1.44 per share, were taxable as ordinary income. For the year ended December 31, 2023, 100% of common stock dividends paid in such calendar year, totaling $1.44 per share, and the $0.12 per share declared in December 2022 that was paid in January 2023, or $1.56 in total per share, were taxable as ordinary income.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2025, 2024 and 2023 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2025	2024	2023
Beginning Balance	$(591)	$(517)	$(672)
OCI before reclassifications	227	(74)	92
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	41	—	63
Ending Balance	$(323)	$(591)	$(517)

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
The CODM assesses performance using comprehensive income (loss), as reported on the consolidated statement of comprehensive income (loss). Comprehensive income (loss) is a key determinant of the Company's economic return, calculated as the change in tangible stockholders' equity attributable to common stockholders plus common stock dividends declared, divided by the prior period's tangible stockholders' equity attributable to common stockholders, each computed on a per common share basis. This measure is used to monitor actual results, benchmark performance against peers, and inform management's compensation. Additionally, the CODM also evaluates consolidated expense information, including interest expense, compensation and benefits, and other operating expenses, as significant metrics in decision-making.

Note 11. Stock-Based Compensation
During fiscal years 2025, 2024 and 2023, we granted RSU awards to employees with a total grant date fair value of $11 million, $10 million and $11 million, respectively, which generally vest annually over a three-year period, and to independent directors with a total grant date fair value of $1.1 million, $1.2 million and $1.2 million, respectively, which vest at the end of a one-year period from grant date. During the same periods, we also granted PSU awards to employees, which vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The grant-date fair value of PSU awards totaled $10 million for each of fiscal years 2025, 2024 and 2023, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
Our 2016 Equity Plan, as amended, authorizes a total of 40 million shares of our common stock that may be used to satisfy awards granted under the Plan, subject to the share counting rules set forth within the Plan. As of December 31, 2025, 23.1 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee, (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2025. Unvested PSU awards assume the maximum potential payout under the terms of the award. As of December 31, 2025, 1.4 million of deferred awards, including accrued dividend equivalents, were outstanding.
During fiscal years 2025, 2024 and 2023, we recognized total compensation expense of $37.1 million, $23.5 million and $15.0 million, respectively, for stock-based awards to employees, and other operating expense of $1.1 million, $1.2 million and $1.1 million, respectively, for awards to independent directors. Compensation expense for PSU awards is based on our estimate of the probability that the applicable performance criteria will be achieved and includes cumulative effect adjustments for changes in such estimates. As of December 31, 2025, we estimate that PSU awards granted in fiscal year 2023 will vest at 156.9% of target based on actual performance achieved through the end of the performance period, and that PSU awards granted in fiscal years 2024 and 2025 will vest at 140% and 100% of target, respectively, based on our current probability assessments. As of December 31, 2025, we had $10 million of unrecognized expense related to stock-based awards that we expect to recognize over a weighted average period of 1.4 years.

The following tables summarize awards under our 2016 Equity Plan for fiscal years 2025, 2024 and 2023:

RSU Awards	RSU Awards [1]	Weighted Average Grant Date Fair Value [2]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2022	1,333,691	$12.36	$—
Granted	1,140,758	$10.67	$—
Accrued RSU dividend equivalents	273,189	$—	$—
Vested	(703,557)	$12.28	$9.88
Unvested balance as of December 31, 2023	2,044,081	$9.79	$—
Granted	1,154,343	$9.52	$—
Accrued RSU dividend equivalents	337,739	$—	$—
Vested	(1,062,526)	$9.71	$9.56
Unvested balance as of December 31, 2024	2,473,637	$8.36	$—
Granted	1,159,333	$10.07	$—
Accrued RSU dividend equivalents	366,031	$—	$—
Vested	(1,336,366)	$8.18	$10.16
Unvested balance as of December 31, 2025	2,662,635	$8.05	$—
________________________________
1.There were no forfeitures of awards during the periods presented.
2.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

PSU Awards	PSUs at Target Performance Level [1]	Weighted Average Grant Date Fair Value [2]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2022	2,380,575	$12.87	$—
Granted	950,840	$10.59	$—
Accrued PSU dividend equivalents	402,368	$—	$—
Performance adjustment - March 2021 base grant [3]	(210,425)	$15.96	$—
Performance adjustment - accrued PSU dividend equivalents [3]	(87,375)	$—	$—
Vested	(699,128)	$14.18	$11.48
Unvested balance as of December 31, 2023	2,736,855	$10.03	$—
Granted	1,058,466	$9.58	$—
Accrued PSU dividend equivalents	489,216	$—	$—
Performance adjustment - March 2022 base grant [3]	(142,273)	$12.99	$—
Performance adjustment - accrued PSU dividend equivalents [3]	(74,832)	$—	$—
Vested	(595,992)	$11.13	$9.56
Unvested balance as of December 31, 2024	3,471,440	$8.38	$—
Granted	976,186	$10.29	$—
Accrued PSU dividend equivalents	526,252	$—	$—
Performance adjustment - March 2023 base grant [3]	541,028	$10.59	$—
Performance adjustment - accrued PSU dividend equivalents [3]	281,225	$—	$—
Other miscellaneous adjustments	(94,048)	$8.33	$—
Vested	(947,182)	$8.56	$10.49
Unvested balance as of December 31, 2025	4,754,901	$7.57	$—
_______________________
1.There were no forfeitures of awards during the periods presented.
2.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
3.Performance adjustments reflect actual performance achieved relative to target, as measured at the end of the three-year performance period on December 31, for awards scheduled to vest in the following year. All other unvested awards at each period end are assumed to achieve target performance (100%). For fiscal years 2025, 2024 and 2023, performance adjustments reflect actual performance of 156.9%, 75.5% and 66.4%, respectively, for awards scheduled to vest in 2026, 2025, and 2024, respectively.

Note 12. Income Taxes
We did not incur an income tax liability for the years ended December 31, 2024 and 2023 and we do not expect to incur an income tax liability for the year ended December 31, 2025.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740, Income Taxes, as of December 31, 2025 or prior periods. Our tax returns for tax years 2022 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Regulation S-K, Item 408), except as follows:
On December 4, 2025, Peter Federico, our President, Chief Executive Officer, Chief Investment Officer, and Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 193,234 shares of our common stock. The trading arrangement will expire on June 30, 2026 or earlier if all transactions under the trading arrangement are completed.
Supplement to U.S. Federal Income Tax Considerations
The following summary of certain U.S. federal income tax considerations supplements the discussion set forth under the heading "U.S. Federal Income Tax Considerations" in the shelf registration statement on Form S-3 filed with the Securities and Exchange Commission on May 9, 2024, including the base prospectus dated as of May 9, 2024 (the "Prospectus"), as amended by the prospectus supplement to the Prospectus dated as of April 24, 2025, and under the headings "Regulatory Requirements" and "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in the Prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to our shareholders in light of their personal investment or tax circumstances.
New legislation has been recently enacted that modifies certain disclosures in "U.S. Federal Income Tax Considerations" of the Prospectus. Please see below for a brief description of these modifications.
•As described in the Prospectus, stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including capital gain dividends or dividends eligible for the reduced rates applicable to "qualified dividend income"), subject to certain limitations. Although originally scheduled to expire for taxable years beginning on or after January 1, 2026, the new legislation makes this 20% deduction permanent.
•The limitation on a REIT's ownership of TRS securities has been increased from 20% to 25% of the value of the REIT's total assets, effective for taxable years beginning after December 31, 2025.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2026 Annual Meeting of Stockholders (the "2026 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF REGISTRANT", and "BOARD AND GOVERNANCE MATTERS."
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
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2026 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2026 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2026 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2026 Proxy Statement under the heading "PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2025 and 2024
    Consolidated Statements of Comprehensive Income for fiscal years 2025, 2024 and 2023
    Consolidated Statements of Stockholders' Equity for fiscal years 2025, 2024 and 2023
    Consolidated Statements of Cash Flows for fiscal years 2025, 2024 and 2023
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
4.22    Description of Registrant's Securities, filed herewith.
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
†* 10.5    Third Amended and Restated Employment Agreement, dated March 20, 2025, by and between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed March 20, 2025.
†* 10.6    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 22, 2021.
†* 10.7    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 21, 2022.
†* 10.8    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Bernice Bell, incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed February 3, 2023.
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
†* 10.11    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed February 3, 2023.
†* 10.12    Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Sean Reid, incorporated by reference to Exhibit 10 of Form 10-Q (File No. 001-34057), filed May 7, 2024.
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
*19    AGNC Investment Corp. Policy on Insider Trading, adopted July 18, 2024, incorporated herein by reference to Exhibit 19 of Form 10-K for the year ended December 31, 2024 (File No. 001-34057), filed February 21, 2025.
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
31.1    Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2    Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32    Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97    AGNC Investment Corp. Compensation Clawback Policy, incorporated herein by reference to Exhibit 97.1 of Form 10-K (File No. 001-34057), filed February 22, 2024.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer, (Principal Executive Officer)
Date:	February 23, 2026

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ PETER J. FEDERICO	Director, President, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 23, 2026
Peter J. Federico

	/s/ BERNICE E. BELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2026
Bernice E. Bell

	/s/ GARY D. KAIN	Director, Executive Chair	February 23, 2026
Gary D. Kain

	*	Director	February 23, 2026
Donna J. Blank

	*	Director	February 23, 2026
Morris A. Davis

	*	Director	February 23, 2026
John D. Fisk

	*	Director	February 23, 2026
Christine L. Hurtsellers

	*	Director	February 23, 2026
Andrew A. Johnson, Jr.

	*	Director	February 23, 2026
Prue B. Larocca

	*	Director	February 23, 2026
Paul E. Mullings

	*	Director	February 23, 2026
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact