Form 10-Q
period 2026-03-31
AGNC Investment Corp.
filed 2026-05-04
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2026 was 1,147,929,272.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $77,364 and $74,149, respectively)	$84,447	$81,003
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	—	85
Credit risk transfer securities, at fair value (including pledged securities of $545 and $558, respectively)	593	606
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $8 and $13, respectively)	93	95
U.S. Treasury securities, at fair value (including pledged securities of $12,313 and $13,056, respectively)	12,582	13,477
Cash and cash equivalents	493	450
Restricted cash	1,864	1,292
Derivative assets, at fair value	178	169
Receivable for investment securities sold (including pledged securities of $0 and $149, respectively)	—	152
Receivable under reverse repurchase agreements	17,644	16,615
Goodwill	526	526
Other assets	477	607
Total assets	$118,897	$115,077
Liabilities:
Repurchase agreements	$87,616	$85,286
Debt of consolidated variable interest entities, at fair value	—	56
Payable for investment securities purchased	933	193
Derivative liabilities, at fair value	440	6
Dividends payable	182	182
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	17,032	16,452
Other liabilities	513	509
Total liabilities	106,716	102,684
Stockholders’ equity:
Preferred Stock - aggregate liquidation preference of $2,033	1,968	1,968
Common stock - $0.01 par value; 2,250 shares authorized, 1,147.8 and 1,107.6 shares issued and outstanding, respectively	11	11
Additional paid-in capital	19,656	19,261
Retained deficit	(9,123)	(8,524)
Accumulated other comprehensive loss	(331)	(323)
Total stockholders’ equity	12,181	12,393
Total liabilities and stockholders’ equity	$118,897	$115,077
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Interest income:
Interest income	$1,050	$846
Interest expense	731	687
Net interest income	319	159
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	74	(245)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(889)	1,183
Gain (loss) on derivative instruments and other investments, net	382	(1,019)
Total other loss, net:	(433)	(81)
Expenses:
Compensation and benefits	23	19
Other operating expense	11	9
Total operating expense	34	28
Net income (loss)	(148)	50
Dividends on preferred stock	44	35
Net income (loss) available (attributable) to common stockholders	$(192)	$15

Net income (loss)	$(148)	$50
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(8)	93
Comprehensive income (loss)	(156)	143
Dividends on preferred stock	44	35
Comprehensive income (loss) available (attributable) to common stockholders	$(200)	$108

Weighted average number of common shares outstanding - basic	1,122.6	918.3
Weighted average number of common shares outstanding - diluted	1,122.6	921.9
Net income (loss) per common share - basic	$(0.17)	$0.02
Net income (loss) per common share - diluted	$(0.17)	$0.02
Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net income	—	—	—	—	50	—	50
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	93	93
Stock-based compensation, net	—	1.9	—	(4)	—	—	(4)
Issuance of common stock	—	49.7	—	509	—	—	509
Preferred dividends declared	—	—	—	—	(35)	—	(35)
Common dividends declared	—	—	—	—	(333)	—	(333)
Balance, March 31, 2025	$1,634	949.0	$9	$17,769	$(8,872)	$(498)	$10,042

Balance, December 31, 2025	$1,968	1,107.6	$11	$19,261	$(8,524)	$(323)	$12,393
Net loss	—	—	—	—	(148)	—	(148)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(8)	(8)
Stock-based compensation, net	—	2.2	—	(6)	—	—	(6)
Issuance of common stock	—	38.0	—	401	—	—	401
Preferred dividends declared	—	—	—	—	(44)	—	(44)
Common dividends declared	—	—	—	—	(407)	—	(407)
Balance, March 31, 2026	$1,968	1,147.8	$11	$19,656	$(9,123)	$(331)	$12,181
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(148)	$50
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	52	39
Stock-based compensation, net	(6)	(4)
(Gain) loss on sale of investment securities, net	(74)	245
Unrealized (gain) loss on investment securities measured at fair value through net income, net	889	(1,183)
(Gain) loss on derivative instruments and other securities, net	(382)	1,019
(Increase) decrease in other assets	23	(17)
Increase in other liabilities	33	43
Net cash provided by operating activities	387	192
Investing activities:
Purchases of Agency mortgage-backed securities	(15,327)	(6,878)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	—	(41)
Proceeds from sale of Agency mortgage-backed securities	8,750	2,199
Proceeds from sale of credit risk transfer and non-Agency securities	6	52
Principal collections on Agency mortgage-backed securities	3,241	1,538
Principal collections on credit risk transfer and non-Agency securities	3	6
Payments on U.S. Treasury securities	(29,380)	(9,578)
Proceeds from U.S. Treasury securities	30,920	7,818
Net payments on reverse repurchase agreements	(868)	(261)
Net proceeds from (payments on) derivative instruments	660	(582)
Net cash used in investing activities	(1,995)	(5,727)
Financing activities:
Proceeds from repurchase arrangements	2,360,629	1,523,750
Payments on repurchase agreements	(2,358,299)	(1,518,410)
Payments on debt of consolidated variable interest entities	(57)	(4)
Net proceeds from common stock issuances	401	509
Cash dividends paid	(451)	(363)
Net cash provided by financing activities	2,223	5,482
Net change in cash, cash equivalents and restricted cash	615	(53)
Cash, cash equivalents and restricted cash at beginning of period	1,742	1,771
Cash, cash equivalents and restricted cash at end of period	$2,357	$1,718

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$493	$455
Restricted cash	1,864	1,263
Total cash, cash equivalents and restricted cash, end of period	$2,357	$1,718
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
AGNC Investment Corp. (referred throughout this report as the “Company,” “we,” “us” and “our”) was organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol “AGNC.”
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency residential mortgage-backed securities (“Agency RMBS”) for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise (“GSE”) or a U.S. Government agency. We also invest in Agency multifamily mortgage-backed securities (“Agency multifamily MBS”) that are similarly guaranteed by the GSEs and in other types of mortgage and mortgage-related securities, such as credit risk transfer (“CRT”) securities and non-Agency residential and commercial mortgage-backed securities (“non-Agency RMBS” and “CMBS,” respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, and other assets related to the housing, mortgage or real estate markets. We fund our investments primarily through collateralized borrowings structured as repurchase agreements.
We operate to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As a REIT, we are required to distribute annually 90% of our taxable income, and we will generally not be subject to U.S. federal or state corporate income tax to the extent that we distribute our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
We are internally managed with the principal objective of generating favorable long-term stockholder returns with a substantial yield component. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Investment Securities
Agency RMBS consist of residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) guaranteed by the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”) or the Government National Mortgage Association (“Ginnie Mae”).
Agency multifamily MBS consist of securities backed by one or more mortgage loans secured by one or more multifamily properties that are similarly guaranteed by a GSE. Our investments in Agency multifamily MBS primarily consist of securities issued under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) program, which are generally backed by a single mortgage loan secured by a single property and include lender risk-sharing.

CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third-party market participants, that synthetically transfer a portion of the risk associated with credit losses within pools of conventional residential and multifamily mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS and Agency multifamily MBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or U.S. Government agency; rather, “credit risk transfer” is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the principal amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties offset credit losses on the related loans.
Non-Agency RMBS and CMBS (together, “non-Agency MBS”) are backed by residential and commercial mortgage loans, respectively, packaged and securitized by a private institution, such as a commercial bank. Non-Agency MBS typically benefit from credit enhancements derived from structural elements, such as subordination, over-collateralization or insurance, but nonetheless carry a higher level of credit exposure than Agency RMBS.
All of our securities are reported at fair value on our consolidated balance sheet. Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities newly acquired after such date. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income (“OCI”), whereas unrealized gains and losses on securities for which we elected the fair value option, or are classified as trading, are reported in net income through other gain (loss). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period by presenting the fair value changes for these assets in a manner consistent with the presentation and timing of the fair value changes for our derivative instruments.
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of March 31, 2026 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, primary to secondary mortgage rate spreads, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service for reasonableness with consideration given to both historical prepayment speeds and current market conditions. If based on our assessment, we believe that the third-party model does not fully reflect our expectations of the current prepayment landscape we may make adjustments to the models. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and our current estimate of future prepayments. We are required to record an adjustment in the current period to premium amortization / discount accretion for the cumulative effect of the difference in the effective yields as if the recalculated yield had been in place as of the security’s acquisition date through the reporting date.

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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The primary instruments that we use are interest rate swaps, options to enter into interest rate swaps (“swaptions”), U.S. Treasury securities and U.S. Treasury futures contracts. We also use forward contracts in the Agency RMBS “to-be-announced” market, or TBA securities, to invest in and finance Agency securities and to periodically reduce our exposure to Agency RMBS.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate (“payer swaps”) based on a short-term benchmark rate, such as the Secured Overnight Financing Rate (“SOFR”) and Overnight Index Swap Rate (“OIS”). Our interest rate swaps typically have terms from one to 10 years. Our interest rate swaps are centrally cleared through a registered commodities exchange. The clearing exchange requires that we post an “initial margin” amount determined by the exchange. The initial margin amount is intended to be set at a level sufficient to protect the exchange from the interest rate swap’s maximum estimated single-day price movement and is subject to adjustment based on changes in market volatility and other factors. We also exchange daily settlements of “variation margin” based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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
TBA securities
A TBA security is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting TBA position, net settling the offsetting positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date (together referred to as a “dollar roll transaction”). The Agency securities purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. This difference, or “price drop,” is the economic equivalent of interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period (referred to as “dollar roll income”). Consequently, forward purchases of Agency securities and dollar roll transactions represent a form of off-balance sheet financing.
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

Note 3. Investment Securities
As of March 31, 2026 and December 31, 2025, our investment portfolio consisted of $85.1 billion and $81.7 billion investment securities, at fair value, respectively, $9.5 billion and $13.0 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $69 million and $70 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $(194) million and $71 million as of March 31, 2026 and December 31, 2025, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of March 31, 2026 and December 31, 2025, our investment securities had a net unamortized premium balance of $1.2 billion and $1.0 billion, respectively.
The following tables summarize our investment securities as of March 31, 2026 and December 31, 2025, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	March 31, 2026		December 31, 2025
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$81,497	$80,466	$77,643	$77,483
Adjustable rate	824	829	858	867
CMO	81	78	85	83
Interest-only and principal-only strips	121	114	122	116
Multifamily	2,956	2,960	2,521	2,539
Total Agency RMBS	85,479	84,447	81,229	81,088
Non-Agency RMBS [1]	16	15	16	15
CMBS	11	9	11	10
CRT securities	552	593	561	606
Total investment securities	$86,058	$85,064	$81,817	$81,719

	March 31, 2026					December 31, 2025
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,324	$—	$—	$—	$3,324	$3,517	$—	$—	$—	$3,517
Unamortized discount	—	—	—	—	—	—	—	—	—	—
Unamortized premium	194	—	—	—	194	210	—	—	—	210
Amortized cost	3,518	—	—	—	3,518	3,727	—	—	—	3,727
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(331)	—	—	—	(331)	(323)	—	—	—	(323)
Total available-for-sale securities, at fair value	3,187	—	—	—	3,187	3,404	—	—	—	3,404
Securities remeasured at fair value through earnings:
Par value [2]	80,947	18	11	547	81,523	76,729	18	11	555	77,313
Unamortized discount	(494)	(3)	—	(9)	(506)	(521)	(3)	—	(10)	(534)
Unamortized premium	1,508	1	—	14	1,523	1,294	1	—	16	1,311
Amortized cost	81,961	16	11	552	82,540	77,502	16	11	561	78,090
Gross unrealized gains	564	1	—	41	606	1,129	1	—	45	1,175
Gross unrealized losses	(1,265)	(2)	(2)	—	(1,269)	(947)	(2)	(1)	—	(950)
Total securities remeasured at fair value through earnings	81,260	15	9	593	81,877	77,684	15	10	606	78,315
Total securities, at fair value	$84,447	$15	$9	$593	$85,064	$81,088	$15	$10	$606	$81,719
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $69 million and $70 million as of March 31, 2026 and December 31, 2025, respectively.
2.Par value excludes interest-only securities. As of March 31, 2026 and December 31, 2025, Agency RMBS interest-only securities had a par value of $4,793 million and $4,475 million, respectively, and non-Agency interest-only securities had a par value of $16 million and $16 million, respectively.

The following table presents the Company’s Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of March 31, 2026 and December 31, 2025 (in millions):

Investment Type	March 31, 2026	December 31, 2025
Fannie Mae	$45,175	$43,148
Freddie Mac	39,173	37,670
Ginnie Mae	99	270
Total	$84,447	$81,088
As of March 31, 2026 and December 31, 2025, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2026			December 31, 2025
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$—
AA	8	—	—	13	—	—
A	—	—	—	—	—	—
BBB	13	2	5	—	2	5
BB	33	—	—	46	—	—
B	10	—	—	11	—	5
Not Rated	529	12	4	536	12	—
Total	$593	$15	$9	$606	$15	$10
 ________________________________
1.Represents the lowest of Standard and Poor’s (“S&P”), Moody’s, Fitch, DBRS, Kroll Bond Rating Agency (“KBRA”) and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $69 million and $70 million as of March 31, 2026 and December 31, 2025, respectively.

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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2026 and December 31, 2025, the weighted average expected constant prepayment rate (“CPR”) over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.3% and 9.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2026 and December 31, 2025 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2026				December 31, 2025
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$10,346	$10,372	6.52%	5.36%	$4,670	$4,630	6.59%	5.50%
> 3 years and ≤ 5 years	13,791	13,681	5.89%	5.49%	19,068	18,755	5.85%	5.50%
> 5 years and ≤10 years	59,273	60,363	4.90%	4.72%	55,562	56,048	4.86%	4.68%
> 10 years	1,654	1,642	4.91%	5.21%	2,419	2,384	4.93%	5.11%
Total	$85,064	$86,058	5.25%	4.93%	$81,719	$81,817	5.19%	4.93%
 ________________________________
1.Table excludes other mortgage credit investments of $69 million and $70 million as of March 31, 2026 and December 31, 2025, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026	$—	$—	$3,173	$(331)	$3,173	$(331)
December 31, 2025	$—	$—	$3,391	$(323)	$3,391	$(323)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2026 and 2025 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2026			2025
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(93)	$(8,437)	$(8,530)	$—	$(3,405)	$(3,405)
Proceeds from investment securities sold [1]	87	8,517	8,604	—	3,160	3,160
Net gain (loss) on sale of investment securities	$(6)	$80	$74	$—	$(245)	$(245)

Gross gain on sale of investment securities	$—	$95	$95	$—	$21	$21
Gross loss on sale of investment securities	(6)	(15)	(21)	—	(266)	(266)
Net gain (loss) on sale of investment securities	$(6)	$80	$74	$—	$(245)	$(245)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the three months ended March 31, 2026 and 2025, we received principal repayments on available-for-sale securities of $108 million and $134 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2026, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of March 31, 2026 and December 31, 2025, we had $87.6 billion and $85.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026			December 31, 2025
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$63,462	3.77%	9	$69,997	3.98%	11
> 1 to ≤ 3 months	6,869	3.80%	54	2,949	4.01%	49
> 3 to ≤ 6 months	5,509	3.78%	114	—	—%	—
Investment Securities Repo	75,840	3.77%	20	72,946	3.98%	12
U.S. Treasury Repo:
≤ 1 month	11,776	3.65%	1	12,340	3.90%	2
Total	$87,616	3.76%	18	$85,286	3.97%	11
As of March 31, 2026 and December 31, 2025, $28.0 billion and $27.5 billion, respectively, of our investment securities repurchase agreements and $11.2 billion and $10.9 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2026, we had $39.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 2 days and a weighted average interest rate of 3.71%. As of December 31, 2025, we had $24.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 3.81%. As of March 31, 2026 and December 31, 2025, 55% and 57%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC (“BES”). Amounts sourced through BES include funding from the General Collateral Finance Repo service (“GCF Repo”) offered by the Fixed Income Clearing Corporation (“FICC”), which totaled 43% and 44% of our repurchase agreement funding outstanding as of March 31, 2026 and December 31, 2025, respectively.
Reverse Repurchase Agreements
As of March 31, 2026 and December 31, 2025, we had $17.6 billion and $16.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $17.0 billion and $16.5 billion, respectively. As of March 31, 2026 and December 31, 2025, $5.2 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2026 and December 31, 2025 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2026	December 31, 2025
Interest rate swaps [1]	Derivative assets, at fair value	$—	$57
Swaptions	Derivative assets, at fair value	18	24
TBA and forward settling non-Agency securities	Derivative assets, at fair value	53	77
U.S. Treasury futures - long	Derivative assets, at fair value	—	3
U.S. Treasury futures - short	Derivative assets, at fair value	107	8
Total derivative assets, at fair value		$178	$169

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(247)	(6)
U.S. Treasury futures - long	Derivative liabilities, at fair value	(193)	—
Total derivative liabilities, at fair value		$(440)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$12,582	$13,477
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(17,032)	(16,452)
Total U.S. Treasury securities, net at fair value		$(4,450)	$(2,975)
________________________________
1.As of March 31, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $1.7 billion and $1.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2026 and December 31, 2025 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	March 31, 2026				December 31, 2025
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$6,550	0.19%	3.67%	0.3	$7,300	0.20%	3.80%	0.5
> 1 to ≤ 3 years	33,271	2.70%	3.68%	1.9	20,421	2.38%	3.86%	2.1
> 3 to ≤ 5 years	9,000	2.18%	3.68%	4.3	8,970	2.26%	3.85%	4.5
> 5 to ≤ 7 years	15,420	3.30%	3.68%	6.6	13,980	3.43%	3.87%	6.8
> 7 to ≤ 10 years	12,261	3.48%	3.68%	8.7	13,961	3.43%	3.87%	8.6
Total	$76,502	2.67%	3.68%	4.1	$64,632	2.57%	3.86%	4.7
________________________________
1.As of March 31, 2026, 95% and 5% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2025, 95% and 5% of notional amount receive index references SOFR and OIS, respectively.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
March 31, 2026	≤ 1 year	$70	$18	6	$7,000	3.04%	9.2
December 31, 2025	≤ 1 year	$70	$24	9	$7,000	3.04%	9.2
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	March 31, 2026			December 31, 2025
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$10,579	$10,515	$10,475	$12,470	$12,465	$12,467
> 5 year ≤ 7 years	(734)	(731)	(666)	(838)	(834)	(774)
> 7 year ≤ 10 years	(12,159)	(12,096)	(12,115)	(12,390)	(12,334)	(12,493)
> 10 years	(2,162)	(2,209)	(2,144)	(2,162)	(2,210)	(2,175)
Total U.S. Treasury securities, net	$(4,476)	$(4,521)	$(4,450)	$(2,920)	$(2,913)	$(2,975)
________________________________
1.As of March 31, 2026 and December 31, 2025, short U.S. Treasury securities totaling $(17.0) billion and $(16.5) billion, at fair value, respectively, had a weighted average yield of 4.20% and 4.21%, respectively. As of March 31, 2026 and December 31, 2025, long U.S. Treasury securities totaling $12.6 billion and $13.5 billion, at fair value, respectively, had a weighted average yield of 3.71% and 3.67%, respectively.

U.S. Treasury Futures[1]	March 31, 2026				December 31, 2025
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]
≤ 5 years	$5,099	$5,391	$5,344	$(47)	$—	$—	$—	$—
> 5 year ≤ 7 years	7,356	8,314	8,168	(146)	4,606	5,175	5,178	3
> 7 year ≤ 10 years	—	—	—	—	—	—	—	—
> 10 years	(3,210)	(3,762)	(3,655)	107	(3,210)	(3,718)	(3,710)	8
Total U.S. Treasury futures, net	$9,245	$9,943	$9,857	$(86)	$1,396	$1,457	$1,468	$11
________________________________
1.As of March 31, 2026 and December 31, 2025, short U.S. Treasury futures totaled $(3.7) billion and $(3.7) billion, at fair value, respectively. As of March 31, 2026 and December 31, 2025, long U.S. Treasury futures totaled $13.5 billion and $5.2 billion, at fair value, respectively.
2.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2026				December 31, 2025
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
3.5%	$250	$243	$240	$(3)	$—	$—	$—	$—
4.0%	250	247	244	(3)	—	—	—	—
≥ 4.5%	123	125	125	—	148	151	151	—
Total 15-Year TBA securities	623	615	609	(6)	148	151	151	—
30-Year TBA securities:
≤ 3.0%	6,591	5,713	5,613	(100)	—	—	—	—
3.5%	—	(5)	—	5	452	415	417	2
4.0%	—	—	—	—	—	—	—	—
4.5%	2,044	2,005	1,971	(34)	5,317	5,156	5,193	37
5.0%	6,204	6,186	6,120	(66)	5,679	5,643	5,666	23
5.5%	2,418	2,445	2,427	(18)	1,842	1,851	1,857	6
6.0%	(1,088)	(1,115)	(1,109)	6	1,745	1,780	1,786	6
≥ 6.5%	(5,883)	(6,102)	(6,083)	19	(2,003)	(2,079)	(2,082)	(3)
Total 30-Year TBA securities, net	10,286	9,127	8,939	(188)	13,032	12,766	12,837	71
Total TBA securities, net	$10,909	$9,742	$9,548	$(194)	$13,180	$12,917	$12,988	$71
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2026:
TBA securities, net	$13,180	53,417	(55,688)	$10,909	$(54)
Interest rate swaps - payer	$64,632	50,620	(38,750)	$76,502	455
Receiver swaptions	$(7,000)	—	—	$(7,000)	(6)
U.S. Treasury securities - short position	$(16,378)	(4,999)	4,215	$(17,162)	178
U.S. Treasury securities - long position	$13,458	25,050	(25,822)	$12,686	(67)
U.S. Treasury futures contracts - short position	$(3,210)	(3,210)	3,210	$(3,210)	41
U.S. Treasury futures contracts - long position	$4,606	27,919	(20,070)	$12,455	(165)
					$382

Three months ended March 31, 2025:
TBA securities, net	$6,955	27,967	(27,111)	$7,811	$77
Interest rate swaps - payer	$39,646	8,150	—	$47,796	(569)
Payer swaptions	$2,000	1,500	(1,500)	$2,000	(19)
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,792)	(3,821)	3,977	$(17,636)	(460)
U.S. Treasury securities - long position	$1,585	5,388	(3,757)	$3,216	60
U.S. Treasury futures contracts - short position	$(4,373)	(2,191)	4,373	$(2,191)	(100)
U.S. Treasury futures contracts - long position	$—	750	(82)	$668	—
					$(1,011)
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of March 31, 2025, we held SOFR futures contracts with a long notional position of $1.2 billion, measured on a two-year swap equivalent basis. For the three months ended March 31, 2025, we recognized a gain (loss) of $10 million on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
Note 6. Pledged Assets
Our funding agreements require us to fully collateralize our obligations based on our counterparties’ collateral requirements and their determination of the fair value of the securities pledged, which fluctuates with changes in interest rates, credit spreads, liquidity, and overall market conditions.
Bilateral funding agreements typically include a “haircut,” or discount applied to the market value of pledged collateral, which reflects the risk characteristics of the underlying securities. Haircuts are determined on a transaction-specific basis and are not contractually fixed under the applicable Master Repurchase Agreement.
Margin requirements for centrally cleared repurchase agreements executed through the Fixed Income Clearing Corporation (“FICC”) are determined in accordance with the FICC’s clearing rules. These include an initial margin requirement, calculated daily using a Value-at-Risk (“VaR”) model, which takes into account any offsetting risk sensitivities of positions such as repos and reverse repos and is intended to protect the FICC against potential future exposure from a member default. The FICC also imposes variation margin based on amounts borrowed plus accrued interest, adjusted daily for fluctuations in collateral value, which is intended to cover our current repo exposure. Initial margin posted to the FICC may also be mutualized, meaning it can be used to absorb losses from the default of another clearing member, subject to applicable caps and withdrawal provisions.

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
Our funding and derivative agreements expose us to credit risk in the event a counterparty fails to perform its obligations. We seek to mitigate this risk by actively monitoring our collateral positions and limiting our counterparties to registered clearinghouses and regulated financial institutions, including banks and broker-dealers (both bank affiliated and independent) with acceptable credit ratings. In the event of a counterparty default, we may experience delays or losses in recovering pledged collateral or receiving payments due. We believe the credit risk associated with centrally cleared transactions is limited by the clearinghouses’ daily margin practices, mutualized loss protections, designations as systemically important financial market utilities, and other risk management safeguards.
As of March 31, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements (i.e., the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables), excluding the FICC, was less than 2% of our tangible stockholders’ equity. As of March 31, 2026, less than 11% of our tangible stockholders’ equity was at risk with the FICC.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$77,190	$—	$174	$77,364
CRT - fair value	545	—	—	545
Non-Agency - fair value	8	—	—	8
U.S. Treasury securities - fair value	12,196	—	470	12,666
Accrued interest on pledged securities	407	—	2	409
Restricted cash	137	—	1,727	1,864
Total	$90,483	$—	$2,373	$92,856

	December 31, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$74,213	$85	$115	$74,413
CRT - fair value	558	—	—	558
Non-Agency - fair value	13	—	—	13
U.S. Treasury securities - fair value	12,636	—	440	13,076
Accrued interest on pledged securities	430	—	4	434
Restricted cash	44	—	1,248	1,292
Total	$87,894	$85	$1,807	$89,786
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2026 and December 31, 2025 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2026			December 31, 2025
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities [1]	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$76,197	$76,835	$348	$83,600	$83,502	$415
> 1 and ≤ 2 months	5,185	5,245	23	3,324	3,435	13
> 2 and ≤ 3 months	2,559	2,600	11	496	503	2
> 3 months	5,998	6,160	25	—	—	—
Total	$89,939	$90,840	$407	$87,420	$87,440	$430
________________________________
1.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.
Assets Pledged from Counterparties
As of March 31, 2026 and December 31, 2025, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2026				December 31, 2025
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$3	$3	$—	$—	$33	$33
U.S. Treasury securities - fair value	17,489	—	—	17,489	16,429	—	10	16,439
Cash	—	19	—	19	—	100	19	119
Total	$17,489	$19	$3	$17,511	$16,429	$100	$62	$16,591

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2026
Interest rate swap and swaption agreements, at fair value [1]	$18	$—	$18	$—	$(18)	$—
TBA securities, at fair value [1]	53	—	53	(53)	—	—
Receivable under reverse repurchase agreements	17,644	—	17,644	(12,990)	(4,638)	16
Total	$17,715	$—	$17,715	$(13,043)	$(4,656)	$16

December 31, 2025
Interest rate swap and swaption agreements, at fair value [1]	$81	$—	$81	$—	$(24)	$57
TBA securities, at fair value [1]	77	—	77	(6)	(71)	—
Receivable under reverse repurchase agreements	16,615	—	16,615	(12,503)	(4,112)	—
Total	$16,773	$—	$16,773	$(12,509)	$(4,207)	$57

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2026
TBA securities, at fair value [1]	$247	$—	$247	$(53)	$(194)	$—
Repurchase agreements	87,616	—	87,616	(12,990)	(74,626)	—
Total	$87,863	$—	$87,863	$(13,043)	$(74,820)	$—

December 31, 2025
TBA securities, at fair value [1]	$6	$—	$6	$(6)	$—	$—
Repurchase agreements	85,286	—	85,286	(12,503)	(72,783)	—
Total	$85,292	$—	$85,292	$(12,509)	$(72,783)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2026 and December 31, 2025, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$84,447	$—	$—	$81,003	$—
Agency securities transferred to consolidated VIEs	—	—	—	—	85	—
Credit risk transfer securities	—	593	—	—	606	—
Non-Agency securities	—	24	—	—	25	—
U.S. Treasury securities	12,582	—	—	13,477	—	—
Interest rate swaps [1]	—	—	—	—	57	—
Swaptions	—	18	—	—	24	—
TBA securities	—	53	—	—	77	—
SOFR Futures	—	—	—	—	—	—
U.S. Treasury futures	107	—	—	11	—	—
Total	$12,689	$85,135	$—	$13,488	$81,877	$—
Liabilities:
Debt of consolidated VIEs	$—	$—	$—	$—	$56	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	17,032	—	—	16,452	—	—
Interest rate swaps [1]	—	—	—	—	—	—
TBA securities	—	247	—	—	6	—
U.S. Treasury futures	193	—	—	—	—	—
Total	$17,225	$247	$—	$16,452	$62	$—
________________________________
1.As of March 31, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $1.7 billion and $1.3 billion, respectively, based on “Level 2” inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of March 31, 2026 and December 31, 2025, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using “Level 1” or “Level 2” inputs. As of March 31, 2026 and December 31, 2025, the carrying value of other mortgage credit investments reported under the equity method of accounting was $69 million and $70 million, respectively.

Note 8. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing (i) net income (loss) available (attributable) to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time- and performance-based restricted stock units (“RSUs”) that were outstanding during the period, which were granted under our long-term incentive program to employees and non-employee members of the Board of Directors (“the Board”). Diluted net income (loss) per common share assumes the issuance of all potential common stock equivalents unless doing so would reduce a loss or increase income per common share. Our potential common stock equivalents consist of unvested time- and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended March 31,
	2026	2025
Weighted average number of common shares issued and outstanding	1,118.8	916.1
Weighted average number of fully vested restricted stock units outstanding	3.8	2.2
Weighted average number of common shares outstanding - basic	1,122.6	918.3
Weighted average number of dilutive unvested restricted stock units outstanding	—	3.6
Weighted average number of common shares outstanding - diluted	1,122.6	921.9
Net income (loss) available (attributable) to common stockholders	$(192)	$15
Net income (loss) per common share - basic	$(0.17)	$0.02
Net income (loss) per common share - diluted	$(0.17)	$0.02

For the three months ended March 31, 2026, 4.7 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because inclusion of such RSUs would have otherwise been anti-dilutive for the period.

Note 9. Stockholders’ Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2026 and December 31, 2025, 13,800, 10,350, 16,100, 23,000, 6,900 and 13,800 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock and 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred stock, respectively, (referred to as “Series C, D, E, F, G and H Preferred Stock”, respectively). As of March 31, 2026 and December 31, 2025, 13,000, 9,400, 16,100, 23,000, 6,000 and 13,800 shares of Series C, D, E, F, G and H Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and each series of preferred stock ranks on parity with one another. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depositary shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on each series’ optional redemption date, we may redeem shares at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared), exclusively at our option.
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2026 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [1,2]	First Optional Redemption Date / Conversion Date [2,3]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.04374%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.26474%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	8.92574%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	8.62974%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.75000%	October 15, 2027
Fixed-Rate
Series H	September 10, 2025	13.8	334	345	8.75000%	October 15, 2030
Total		81.3	$1,968	$2,033
________________________________
1.The depositary shares underlying our preferred stock accrue dividends on the $25.00 liquidation preference per depositary share from the issuance date until they are redeemed in accordance with their terms. The per annum dividend rates for the depositary shares underlying the Series C, D, E and F Preferred Stock represent the rates in effect as of March 31, 2026, and are reset quarterly. The depositary shares underlying the Series G Preferred Stock accrue dividends at an initial annual fixed rate until the fixed-rate-reset conversion date, after which dividends on these depositary shares accrue on a fixed-rate-reset basis equal to the conversion rate plus a fixed spread. The depositary shares underlying the Series H Preferred Stock accrue dividends at a fixed rate.
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

At-the-Market Offering Program
We are authorized by our Board to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock issued under the sales agreements during the three months March 31, 2026 and 2025 (in millions, except for per share data). As of March 31, 2026, shares of our common stock with an aggregate offering price of $0.3 billion remained authorized for issuance under this program through December 31, 2026.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
March 31, 2026	$10.54	38.0	$401
March 31, 2025	$10.23	49.7	$509
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2026	2025
Beginning Balance	$(323)	$(591)
OCI before reclassifications	(14)	93
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	6	—
Ending Balance	$(331)	$(498)

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
The CODM assesses performance using comprehensive income (loss), as reported on the consolidated statement of comprehensive income (loss). Comprehensive income (loss) is a key determinant of the Company’s economic return, calculated as the change in tangible stockholders’ equity attributable to common stockholders plus common stock dividends declared, divided by the prior period’s ending tangible stockholders’ equity attributable to common stockholders, each computed on a per common share basis. This measure is used to monitor actual results, benchmark performance against peers, and inform management’s compensation. Additionally, the CODM also evaluates consolidated expense information, including interest expense, compensation and benefits, and other operating expenses, as significant metrics in decision-making.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of AGNC Investment Corp.’s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2026. Our MD&A is presented in the following sections:
•Executive Overview
•Financial Condition
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Forward-Looking Statements
•Website and Social Media Disclosure
EXECUTIVE OVERVIEW
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency residential mortgage-backed securities (“Agency RMBS”) on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), or by a U.S. Government agency, such as Government National Mortgage Association (“Ginnie Mae”). We may also invest in Agency multifamily MBS that are similarly guaranteed by a GSE and in other assets related to the housing, mortgage or real estate markets that are not guaranteed by a GSE or U.S. Government agency.
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

Trends and Recent Market Impacts
Market Trends
Agency RMBS performance in the first quarter of 2026 was driven by two divergent macroeconomic themes. In January and February, the Administration’s focus on reducing interest rate volatility, maintaining mortgage spread stability, and improving housing affordability drove strong performance across the broader fixed income complex and Agency RMBS specifically. This favorable investment environment was, however, quickly eclipsed in March by the war in Iran and the potential for more widespread conflict in the Middle East. The associated increase in volatility and negative shift in investor sentiment caused Agency RMBS spreads to benchmark rates to widen, and, as a result, AGNC’s economic return on tangible net book value per common share in the first quarter was -1.6%.1 Despite the quarter-over-quarter spread widening, Agency RMBS generated a positive excess return relative to both U.S. Treasuries and investment grade corporate bonds in the first quarter, demonstrating the diversification benefit of this high credit quality, fixed income asset class.
We continue to believe that many of the positive catalysts for Agency RMBS performance observed at the beginning of the year remain intact, with several improving further during the first quarter. First, mortgage spreads to benchmark rates widened significantly in March, and these wider spread levels provide investors with compelling value on both an absolute and relative basis. Second, supply-demand technicals have improved as a result of higher mortgage rates, increased bond fund inflows, and proposed regulatory capital changes. Third, the higher rate environment also increases the likelihood of actions by the Administration to stabilize or reduce mortgage spreads as a means to mitigate housing affordability issues. Finally, although interest rate volatility has increased and future Federal Reserve monetary policy actions have become somewhat more uncertain, we believe that, with some form of resolution or easing of tensions in the Middle East, these factors could quickly revert to positive catalysts for Agency RMBS. As a result, our longer-term outlook for Agency RMBS remains constructive, despite near-term challenges associated with heightened geopolitical and macroeconomic risks.
Agency RMBS Performance Drivers
During the first quarter, Agency RMBS performance varied meaningfully by coupon and hedge type. Lower coupon Agency RMBS significantly outperformed higher coupon Agency RMBS due to strong index demand from money managers as a result of outsized bond fund inflows. Specifically, spreads of lower coupon Agency RMBS to U.S. Treasuries tightened about 10 basis points during the quarter, while spreads of higher coupon Agency RMBS to U.S. Treasuries widened about 5 basis points on average.
Agency RMBS performance was also materially impacted by hedge type as U.S. Treasury hedges outperformed swap hedges during the quarter. Ten-year swap spreads to U.S. Treasuries, for example, tightened by almost 10 basis points. As a result, an Agency RMBS position hedged with a 10-year pay-fixed swap experienced spread widening of about 10 basis points when compared to the same position hedged with a 10-year Treasury. This tightening in swap spreads was largely driven by increased demand for swap hedges amid heightened Middle East uncertainty.
Portfolio and Summary Financial Highlights
For the first quarter, AGNC generated a total comprehensive loss of $(0.18) per diluted common share and an economic return of -1.6% on tangible common equity, comprised of $0.36 in dividends per common share declared during the first quarter and a $(0.50) decrease in tangible net book value per common share. This compares to total comprehensive income of $0.89 per diluted common share and an economic return of 11.6% for the fourth quarter of 2025, comprised of $0.36 in dividends and a $0.60 increase in tangible net book value per common share.
Net spread and dollar roll income (a non-GAAP measure) was $0.42 per diluted common share for the first quarter, compared to $0.35 per diluted common share for the fourth quarter. The increase was largely due to a 25-basis point increase in our net interest spread, which was driven by the combination of a greater allocation to interest rate swaps in our hedge portfolio, lower repo funding costs, more favorable TBA implied financing levels, and a modest increase in the yield on our asset portfolio. Quarter-over-quarter results also benefited from reduced compensation expense, as our fourth quarter results included year-end incentive compensation accrual adjustments.
Our investment portfolio totaled $94.7 billion as of March 31, 2026, compared to $94.8 billion as of December 31, 2025. During the first quarter we rotated a portion of our portfolio down in coupon and purchased $1.7 billion of predominately low coupon specified pools. Consistent with these portfolio changes, the weighted average coupon on our portfolio, inclusive of TBAs, declined to 4.95% from 5.12% as of December 31, 2025 and the portion of our fixed-rate portfolio with favorable prepayment attributes2 increased slightly to 77% as of March 31, 2026, compared to 76% as of December 31, 2025.
The average projected life Constant Prepayment Rate ("CPR") for our portfolio increased to 10.3% as of March 31, 2026, from 9.6% as of December 31, 2025, largely due to prepayment model updates implemented in the first quarter and portfolio composition changes, partly offset by higher mortgage rates. Actual CPRs averaged 13.2% for the first quarter, compared to 9.7% for the fourth quarter.
As of March 31, 2026, our "at risk" leverage was 7.4x tangible equity, compared to 7.2x as of December 31, 2025, while average leverage for the quarter was unchanged at 7.4x. We ended the quarter with $7.0 billion of unencumbered cash and Agency RMBS, representing 60% of tangible equity, compared to $7.6 billion and 64%, respectively, as of December 31, 2025.
As of March 31, 2026, our hedge ratio was 83%, reflecting the level of interest rate swap and U.S. Treasury hedges (excluding option-based hedges) relative to total funding liabilities, compared to 77% as of December 31, 2025. The notional balance of our interest rate swaps increased to $76.5 billion, representing 89% of our funding liabilities as of March 31, 2026, compared to $64.6 billion and 75%, respectively, as of December 31, 2025. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and liabilities, including hedges, extended to 0.7 years as of quarter-end, compared to 0.4 years as of December 31, 2025, which we believe provides additional prepayment protection in a declining rate scenario.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	Mar. 31, 2026 vs Dec. 31, 2025
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	4.50%	4.50%	4.25%	3.75%	3.75%	—	bps
SOFR:
SOFR Rate	4.41%	4.45%	4.24%	3.87%	3.68%	-19	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	3.72%	3.49%	3.40%	3.31%	3.62%	+31	bps
5-Year Swap	3.65%	3.43%	3.39%	3.46%	3.62%	+16	bps
10-Year Swap	3.76%	3.69%	3.66%	3.80%	3.87%	+7	bps
30-Year Swap	3.79%	3.90%	3.93%	4.17%	4.13%	-4	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	3.89%	3.72%	3.61%	3.48%	3.80%	+32	bps
5-Year U.S. Treasury	3.95%	3.80%	3.74%	3.73%	3.94%	+21	bps
10-Year U.S. Treasury	4.21%	4.23%	4.15%	4.17%	4.32%	+15	bps
30-Year U.S. Treasury	4.57%	4.78%	4.73%	4.85%	4.91%	+6	bps
30-Year Fixed Rate Agency Price:
2.5%	$83.05	$82.98	$84.25	$84.63	$84.16	-$0.47
3.0%	$86.58	$86.55	$87.85	$88.50	$87.97	-$0.53
3.5%	$90.11	$90.07	$91.40	$92.53	$91.67	-$0.86
4.0%	$93.10	$93.02	$94.27	$94.95	$94.28	-$0.67
4.5%	$95.55	$95.67	$97.02	$97.70	$96.48	-$1.22
5.0%	$97.89	$98.03	$99.19	$99.83	$98.59	-$1.24
5.5%	$99.79	$99.99	$100.84	$101.45	$100.44	-$1.01
6.0%	$101.49	$101.63	$102.16	$102.69	$101.91	-$0.78
6.5%	$103.08	$103.22	$103.34	$103.94	$103.44	-$0.50
15-Year Fixed Rate Agency Price:
1.5%	$87.69	$88.84	$89.48	$90.39	$89.84	-$0.55
2.0%	$90.30	$91.38	$91.97	$92.52	$91.86	-$0.66
2.5%	$92.44	$93.38	$94.05	$94.55	$94.38	-$0.17
3.0%	$94.55	$95.34	$95.83	$96.23	$95.42	-$0.81
3.5%	$96.16	$96.53	$96.89	$97.23	$96.22	-$1.01
4.0%	$97.37	$97.81	$98.36	$98.67	$97.57	-$1.10
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Mar. 31, 2025	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	Mar. 31, 2026 vs Dec. 31, 2025
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	156	168	146	131	144	+13
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	130	125	105	87	106	+19
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	143	146	126	110	124	+14
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	181	192	168	141	163	+22
30-Year Agency Current Coupon Yield to 3/5/10-Year U.S. Treasury Spread	150	157	137	123	135	+12
30-Year Agency Current Coupon Yield to 3/5/10-Year Swap Spread	183	197	174	151	169	+18
30-Year Agency Current Coupon Yield	5.51%	5.48%	5.20%	5.04%	5.38%	+34	bps
30-Year Mortgage Rate	6.60%	6.67%	6.32%	6.16%	6.35%	+19	bps
Credit Spread (in bps): [2]
CRT M2	163	155	151	150	144	-6
CMBS AAA	94	86	77	78	80	+2
CDX IG	61	51	52	50	63	+13
CDX HY	373	316	318	314	383	+69
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of March 31, 2026 and December 31, 2025, our investment portfolio totaled $94.7 billion and $94.8 billion, respectively, consisting of: $84.4 billion and $81.1 billion Agency RMBS, at fair value, respectively; $9.5 billion and $13.0 billion net TBA securities, at fair value, respectively; $0.6 billion and $0.6 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $69 million and $70 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026				December 31, 2025
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$235	$231	4.49%	—%	$251	$248	4.47%	—%
15-year TBA securities	615	609	4.07%	1%	151	151	5.29%	—%
Total ≤ 15-year	850	840	4.18%	1%	402	399	4.78%	—%
20-year RMBS	228	215	3.75%	—%	238	227	3.76%	—%
30-year:
30-year RMBS	81,034	80,020	5.27%	85%	77,154	77,008	5.19%	81%
30-year TBA securities, net [2]	9,127	8,939	2.54%	9%	12,766	12,837	4.72%	14%
Total 30-year	90,161	88,959	4.96%	94%	89,920	89,845	5.12%	95%
Total fixed rate Agency RMBS and TBA securities	91,239	90,014	4.95%	95%	90,560	90,471	5.12%	96%
Adjustable rate Agency RMBS	824	829	4.85%	1%	858	867	4.87%	1%
Multifamily	2,956	2,960	4.17%	3%	2,521	2,539	4.36%	3%
CMO Agency RMBS:
CMO	81	78	3.26%	—%	85	83	3.27%	—%
Interest-only strips	100	94	0.53%	—%	100	96	0.52%	—%
Principal-only strips	21	20	—%	—%	22	20	—%	—%
Total CMO Agency RMBS [3]	202	192	3.26%	—%	207	199	3.27%	—%
Total Agency RMBS and TBA securities [3]	95,221	93,995	4.92%	99%	94,146	94,076	5.09%	100%
Non-Agency RMBS [1,3]	16	15	5.15%	—%	16	15	5.12%	—%
CMBS [3]	11	9	5.92%	—%	11	10	6.00%	—%
CRT	552	593	9.81%	1%	561	606	10.00%	1%
Total investment securities [3]	$95,800	$94,612	4.95%	100%	$94,734	$94,707	5.12%	100%
________________________________
1.Table excludes other mortgage credit investments of $69 million and $70 million as of March 31, 2026 and December 31, 2025, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2026 and December 31, 2025, our TBA securities had a net carrying value of $(194) million and $71 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of March 31, 2026 and December 31, 2025, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.93% and 4.93%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of March 31, 2026 and December 31, 2025 (dollars in millions):

	March 31, 2026
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$28	$29	$26	100%	2.00%	102.3%	1.35%	63	9%
2.5%	6	6	6	100%	2.50%	99.6%	2.79%	157	12%
3.0%	17	17	17	100%	3.00%	100.7%	2.36%	151	12%
3.5%	254	248	245	2%	3.50%	100.9%	2.62%	151	13%
4.0%	250	246	244	—%	4.00%	101.2%	2.77%	151	14%
≥ 4.5%	299	304	302	8%	5.22%	101.5%	4.72%	5	12%
Total ≤ 15-year	854	850	840	9%	4.18%	101.5%	4.04%	30	12%
20-year:
2.5%	23	24	21	—%	2.50%	103.9%	1.75%	72	6%
3.0%	21	21	19	97%	3.00%	103.2%	2.29%	80	8%
3.5%	74	75	72	77%	3.50%	101.4%	2.97%	150	10%
4.0%	47	49	46	92%	4.00%	103.4%	3.09%	106	9%
≥ 4.5%	56	59	57	96%	4.65%	104.4%	3.42%	99	11%
Total 20-year:	221	228	215	80%	3.75%	103.0%	2.92%	113	9%
30-year:
≤ 3.0%	8,738	7,798	7,460	18%	2.62%	97.1%	2.91%	57	6%
3.5%	3,428	3,543	3,213	81%	3.50%	103.5%	2.89%	123	7%
4.0%	4,654	4,911	4,472	89%	4.00%	105.5%	3.07%	107	7%
4.5%	8,288	8,391	8,067	39%	4.50%	102.3%	4.08%	59	8%
5.0%	26,065	25,952	25,855	26%	5.00%	99.5%	5.07%	20	7%
5.5%	22,286	22,428	22,603	41%	5.50%	100.6%	5.40%	23	9%
6.0%	10,362	10,569	10,701	49%	6.00%	102.0%	5.57%	21	12%
≥ 6.5%	6,337	6,569	6,588	20%	6.51%	103.7%	5.34%	16	20%
Total 30-year	90,158	90,161	88,959	38%	4.96%	101.5%	4.92%	34	11%
Total fixed rate	$91,233	$91,239	$90,014	38%	4.95%	101.5%	4.91%	34	11%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2026, lower balance specified pools had a weighted average original loan balance of $181,000 and $143,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 146% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2026.

	December 31, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.0%	$29	$30	$27	100%	2.00%	102.3%	1.34%	60	10%
≤ 2.5%	7	7	7	100%	2.50%	99.6%	2.79%	154	20%
3.0%	20	20	20	100%	3.00%	100.7%	2.37%	148	18%
3.5%	5	5	5	100%	3.50%	100.9%	2.62%	148	19%
4.0%	1	1	1	23%	4.00%	100.5%	2.08%	170	68%
4.5%	333	339	339	8%	5.20%	101.5%	4.66%	2	16%
Total ≤ 15-year	395	402	399	21%	4.78%	101.4%	3.98%	29	16%
20-year:
2.5%	23	24	21	—%	2.50%	104.0%	1.75%	69	6%
3.0%	21	22	20	97%	3.00%	103.3%	2.29%	77	8%
3.5%	78	79	77	77%	3.50%	101.5%	2.97%	147	10%
4.0%	49	51	49	92%	4.00%	103.4%	3.09%	103	9%
≥ 4.5%	59	62	60	96%	4.66%	104.5%	3.42%	97	11%
Total 20-year:	230	238	227	80%	3.76%	103.1%	2.93%	110	9%
30-year:
≤ 3.0%	2,031	1,994	1,761	73%	2.57%	98.2%	2.80%	54	7%
3.5%	3,966	4,055	3,746	73%	3.50%	103.6%	2.89%	120	7%
4.0%	4,856	5,127	4,712	90%	4.00%	105.6%	3.06%	105	7%
4.5%	11,943	11,923	11,744	28%	4.50%	102.1%	4.11%	55	8%
5.0%	24,827	24,616	24,919	22%	5.00%	99.1%	5.13%	20	7%
5.5%	22,593	22,719	23,136	41%	5.50%	100.6%	5.40%	19	9%
6.0%	14,462	14,743	15,005	39%	6.00%	101.9%	5.59%	18	12%
≥ 6.5%	4,589	4,743	4,822	36%	6.51%	103.5%	5.43%	15	20%
Total 30-year	89,267	89,920	89,845	38%	5.12%	101.2%	4.91%	33	10%
Total fixed rate	$89,892	$90,560	$90,471	38%	5.12%	101.2%	4.91%	34	10%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2026 and December 31, 2025, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including “economic interest income,” “economic interest expense,” and “net spread and dollar roll income available to common stockholders” and the related per common share measures and certain financial metrics derived from such non-GAAP information.
“Economic interest income” is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective “catch-up” adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. “Economic interest expense” is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. “Net spread and dollar roll income available to common stockholders” is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income and other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures); (ii) exclude retrospective “catch-up” adjustments to premium amortization cost associated with changes in projected CPR estimates; and (iii) include interest rate swap periodic income/cost, TBA dollar roll income and other interest income/expense. As defined,

“Net spread and dollar roll income available to common stockholders” includes (i) the components of “economic interest income” and “economic interest expense”, plus (ii) other interest income/expense, and less (iii) total operating expenses and dividends on preferred stock (GAAP measures).
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
Specifically, with respect to “net spread and dollar roll income available to common stockholders” and its components, “economic interest income” and “economic interest expense,” we believe the inclusion of TBA dollar roll income is meaningful because TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements is meaningful because interest rate swaps are the primary instruments we use to economically hedge against fluctuations in our borrowing costs, and their inclusion is more indicative of our total cost of funds than interest expense alone. Additionally, we believe the exclusion of “catch-up” premium amortization adjustments is meaningful because it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, is more indicative of the current earnings potential of our investment portfolio.
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

	March 31,	December 31,
Balance Sheet Data	2026	2025
	(Unaudited)
Investment securities, at fair value of $85,064 and $81,719, respectively, and other mortgage credit investments	$85,133	$81,789
Total assets	$118,897	$115,077
Repurchase agreements and other debt	$87,616	$85,342
Total liabilities	$106,716	$102,684
Total stockholders’ equity	$12,181	$12,393
Net book value per common share [1]	$8.84	$9.35
Tangible net book value per common share [2]	$8.38	$8.88

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2026	2025
Interest income	$1,050	$846
Interest expense	731	687
Net interest income (expense)	319	159
Other loss, net	(433)	(81)
Operating expenses	34	28
Net income (loss)	(148)	50
Dividends on preferred stock	44	35
Net income (loss) available (attributable) to common stockholders	$(192)	$15

Net income (loss)	$(148)	$50
Other comprehensive income (loss), net	(8)	93
Comprehensive income (loss)	(156)	143
Dividends on preferred stock	44	35
Comprehensive income (loss) available (attributable) to common stockholders	$(200)	$108

Weighted average number of common shares outstanding - basic	1,122.6	918.3
Weighted average number of common shares outstanding - diluted	1,122.6	921.9
Net income (loss) per common share - basic	$(0.17)	$0.02
Net income (loss) per common share - diluted	$(0.17)	$0.02
Comprehensive income (loss) per common share - basic	$(0.18)	$0.12
Comprehensive income (loss) per common share - diluted	$(0.18)	$0.12
Dividends declared per common share	$0.36	$0.36

	Three Months Ended March 31,
Other Data (Unaudited) *	2026	2025
Average investment securities - at par	$83,659	$69,704
Average investment securities - at cost	$84,814	$70,725
Average net TBA dollar roll position - at cost	$10,343	$7,428
Average total assets - at fair value	$118,469	$92,683
Average repurchase agreements and other debt outstanding [3]	$77,120	$61,707
Average stockholders’ equity [4]	$12,405	$9,935
Average tangible net book value “at risk” leverage [5]	7.4:1	7.3:1
Tangible net book value “at risk” leverage (as of period end) [6]	7.4:1	7.5:1
Economic return on tangible common equity [7]	(1.6)%	2.4%
Expenses % of average total assets - annualized	0.11%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.11%	0.11%
Expenses % of average stockholders’ equity - annualized	1.10%	1.13%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
1.Net book value per common share is calculated as total stockholders’ equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.
2.Tangible net book value per common share excludes goodwill.
3.Amount represents the daily weighted average repurchase agreements outstanding for the period used to fund our investment securities and other debt. Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.
4.Average stockholders’ equity calculated as average month-ended stockholders’ equity during the period.
5.Average tangible net book value “at risk” leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt, and TBA and forward settling securities (at cost) (collectively “mortgage borrowings”) outstanding for the period by the sum of average stockholders’ equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
6.Tangible net book value “at risk” leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end by the sum of total stockholders’ equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.

7.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2026 and 2025, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated “catch-up” premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2026		2025
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,102	5.27%	$885	5.08%
Net premium amortization benefit (cost)	(52)	(0.32)%	(39)	(0.30)%
Interest income (GAAP measure)	1,050	4.95%	846	4.78%
Estimated “catch-up” premium amortization cost (benefit) due to change in CPR forecast	(5)	(0.02)%	2	0.02%
Interest income, excluding “catch-up” premium amortization	1,045	4.93%	848	4.80%
TBA dollar roll income - implied interest income [1,2]	140	5.42%	104	5.58%
Economic interest income (non-GAAP measure) [3]	$1,185	4.98%	$952	4.87%

Weighted average actual portfolio CPR for investment securities held during the period	13.2%		7.0%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.3%		8.3%
30-year fixed rate mortgage rate as of period end [4]	6.35%		6.60%
10-year U.S. Treasury rate as of period end [4]	4.32%		4.21%
________________________________
1.Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.
2.Implied interest income from TBA dollar roll transactions is computed as the sum of (i) TBA dollar roll income and (ii) estimated TBA implied funding cost (see Economic Interest Expense and Aggregate Cost of Funds below). TBA dollar roll income represents the price differential, or “price drop,” between the TBA price for current month settlement versus the TBA price for forward month settlement and is the economic equivalent to interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period. Amount includes dollar roll income (loss) on long and short TBA securities. Amount excludes TBA mark-to-market adjustments.
3.The combined asset yield is calculated on a weighted average basis based on our average investment and net TBA balance outstanding during the period and their respective yields.
4. 30-year fixed rate mortgage rates are sourced from Optimal Blue. 10-year U.S. Treasury rates are sourced from Bloomberg.
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2026 vs. March 31, 2025
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$204	$169	$35
Estimated “catch-up” premium amortization due to change in CPR forecast	(7)	—	(7)
Interest income, excluding “catch-up” premium amortization	197	169	28
TBA dollar roll income - implied interest income	36	41	(5)
Economic interest income, excluding “catch-up” amortization (non-GAAP measure)	$233	$210	$23
Our average investment portfolio (at cost), inclusive of TBAs, increased 22% for the three months ended March 31, 2026, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding “catch-up” premium amortization, increased 11 basis points for the three months ended March 31, 2026, largely due to an increase in the average coupon of our portfolio.

Leverage
Our primary measure of leverage is our tangible net book value “at risk” leverage ratio, which is measured as the sum of our repurchase agreements and other debt used to fund our investment securities and net TBA and forward settling securities position (at cost) (together referred to as “mortgage borrowings”) and our net receivable/payable for unsettled investment securities, divided by our total stockholders’ equity adjusted to exclude goodwill.
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources in this Form 10-Q for further discussion of TBA securities and dollar roll transactions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities (“U.S. Treasury Repo”) are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments. The following table presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value “At Risk” Leverage during the Period [3]	Tangible Net Book Value “At Risk” Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2026	$77,120	$79,681	$75,840	$10,343	$9,742	7.4:1	7.4:1
December 31, 2025	$69,943	$74,195	$73,002	$13,764	$12,917	7.4:1	7.2:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
________________________________
1.Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury Repo agreements.
2.Daily average and ending net TBA position outstanding measured at cost. Includes forward settling non-Agency securities.
3.Average tangible net book value “at risk” leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA and forward settling securities position outstanding, divided by the sum of our average month-ended stockholders’ equity, adjusted to exclude goodwill.
4.Tangible net book value “at risk” leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA and forward settling securities position (at cost), and net receivable/payable for unsettled investment securities outstanding as of period end, divided by total stockholders’ equity, adjusted to exclude goodwill as of period end.
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2026 and 2025 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended March 31,
	2026		2025
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$731	3.79%	$687	4.45%
TBA dollar roll income - implied interest expense [2,3]	89	3.45%	81	4.34%
Economic interest expense - before interest rate swap periodic income, net [4]	820	3.75%	768	4.44%
Interest rate swap periodic income, net [2,5]	(182)	(0.83)%	(293)	(1.69)%
Total economic interest expense (non-GAAP measure)	$638	2.92%	$475	2.75%
 ________________________________
1.Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.
2.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
3.The implied funding cost (benefit) of TBA dollar roll transactions is determined using the price differential, or “price drop,” between the TBA price for current month settlement versus the TBA price for forward month settlement and market based assumptions regarding the “cheapest-to-deliver” collateral that can be delivered to satisfy the TBA contract, such as the anticipated collateral’s weighted average coupon, weighted average maturity and projected 1-month CPR. The average implied funding cost for TBA transactions represents our long TBA position, weighted based on our daily average long position outstanding for the period.
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2026 vs. March 31, 2025
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$44	$172	$(128)
TBA dollar roll income - implied interest expense	8	32	(24)
Interest rate swap periodic income/cost	111	(182)	293
Total change in economic interest expense	$163	$22	$141
Our average mortgage borrowings, inclusive of TBAs, increased 27% for the three months ended March 31, 2026, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 69 basis points for the three months ended March 31, 2026, due to a decline in short-term interest rates.
Interest rate swap periodic income declined for the three months ended March 31, 2026, primarily due to higher pay rates on our pay-fixed swaps, driven by the maturity of lower-cost legacy swaps and an increase in our interest rate swap position at higher prevailing rates, as well as lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings increased due to a greater allocation to interest rate swaps in our hedge portfolio. The following table summarizes our interest rate swaps outstanding during the three months ended March 31, 2026 and 2025 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2026	2025
Average investment securities repo and other debt outstanding	$77,120	$61,707
Average net TBA dollar roll position outstanding - at cost	$10,343	$7,428
Average mortgage borrowings outstanding	$87,463	$69,135
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$71,607	$44,179
Ratio of average interest rate swaps to mortgage borrowings outstanding	82%	64%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	2.65%	1.73%
Average interest rate swap receive-floating rate	(3.67)%	(4.38)%
Average interest rate swap net pay/(receive) rate	(1.02)%	(2.65)%
For the three months ended March 31, 2026 and 2025, we had an average forward starting net pay-fixed rate swap balance of $2.1 billion and $286 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding “catch-up” premium amortization) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2026	2025
Average asset yield	4.98%	4.87%
Average aggregate cost of funds	(2.92)%	(2.75)%
Average net interest spread	2.06%	2.12%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three months ended March 31, 2026 and 2025 (dollars in millions):

	Three Months Ended March 31,
	2026	2025
Comprehensive income (loss) available (attributable) to common stockholders	$(200)	$108
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	(74)	245
Unrealized (gain) loss on investment securities measured at fair value through net income, net	889	(1,183)
(Gain) loss on derivative instruments and other securities, net	(382)	1,019
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	8	(93)
Other adjustments:
Estimated “catch-up” premium amortization cost (benefit) due to change in CPR forecast [1]	(5)	2
TBA dollar roll income, net [2]	51	23
Interest rate swap periodic income, net [2]	182	293
Other interest income (expense), net [2,3]	6	(11)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	475	403

Weighted average number of common shares outstanding - basic	1,122.6	918.3
Weighted average number of common shares outstanding - diluted	1,127.3	921.9
Net spread and dollar roll income per common share - basic	$0.42	$0.44
Net spread and dollar roll income per common share - diluted	$0.42	$0.44
________________________________
1.Reported in interest income in our consolidated statements of comprehensive income.
2.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
3.Other interest income (expense), net includes interest income on cash and cash equivalents; price alignment interest income (expense) (“PAI”) on interest rate swap margin deposits posted by or (to) the Company; and other miscellaneous interest income (expense).
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2026	2025
Gain (loss) on sale of investment securities, net	$74	$(245)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(889)	1,183
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(8)	93
Total (loss) gain on investment securities, net	$(823)	$1,031
________________________________
1.Amounts exclude gain (loss) on TBA securities, which is reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
TBA securities, dollar roll income	$51	$23
TBA securities, mark-to-market gain (loss)	(105)	54
Interest rate swaps, periodic income	182	293
Interest rate swaps, mark-to-market gain (loss)	273	(862)
Payer swaptions	—	(19)
Receiver swaptions	(6)	—
U.S. Treasury securities	111	(400)
U.S. Treasury futures contracts	(124)	(100)
SOFR futures contracts - long position	—	10
Other interest income (expense)	6	(11)
Other gain (loss)	(6)	(7)
Total gain (loss) on derivative instruments and other securities, net	$382	$(1,019)
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and ten times the amount of our tangible stockholders’ equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders’ equity adjusted to exclude goodwill. Our tangible net book value “at risk” leverage ratio was 7.4x and 7.2x as of March 31, 2026 and December 31, 2025, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2026 and December 31, 2025 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2026		December 31, 2025
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$75,840	89%	$72,946	85%
Debt of consolidated variable interest entities, at fair value	—	—%	56	—%
Total debt	75,840	89%	73,002	85%
TBA and forward settling non-Agency securities, at cost	9,742	11%	12,917	15%
Total mortgage borrowings	$85,582	100%	$85,919	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $11.8 billion and $12.3 billion as of March 31, 2026 and December 31, 2025, respectively.
2.As of March 31, 2026 and December 31, 2025, 43% and 44%, respectively, of our total repurchase agreements, including 49% and 51% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation’s GCF Repo service.
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
The terms of bilateral repurchase agreements are established on a transaction-by-transaction basis at the time each borrowing is initiated or renewed and are governed by the provisions of a Master Repurchase Agreement. For GCF Repo transactions, the terms and conditions are set by the FICC’s clearing rules and applicable operating procedures. Each of our repurchase agreements requires that borrowed amounts be subject to collateralization requirements, and interest rates are generally fixed and reflect prevailing market rates for the specified borrowing term and collateral type. Our repurchase agreement counterparties are not obligated to renew or enter into new borrowings upon the maturity of existing agreements.
TBA dollar roll transactions enhance our funding diversification, expand our available pool of assets, and improve our liquidity position by typically requiring less collateral than Agency RMBS financed with repo. These transactions may also benefit from lower implied costs, or “specialness.” However, if rolling TBA contracts into future months becomes uneconomical, we may need to take physical delivery of the underlying securities and fund those securities with other sources, potentially reducing our liquidity position.

Collateral Requirements and Unencumbered Assets
Borrowing capacity under our repurchase agreements is influenced by counterparty margin requirements, collateral values, interest rates, risk limits, and counterparties’ willingness and ability to lend. These factors may change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Centrally cleared repo capacity also depends on Bethesda Securities continued compliance with regulatory and FICC membership requirements and maintaining its risk exposure within limits established by the FICC.
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
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of March 31, 2026, approximately 10% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 13%.
Collateral requirements under our derivative agreements are typically subject to initial and variation margin requirements, similar to those for centrally cleared repo transactions, and may be adjusted based on changes in the value of the derivative agreements, collateral values, market volatility, and other factors. Collateral requirements for our TBA contracts are governed by the Mortgage-Backed Securities Division (“MBSD”) of the FICC. Collateral levels for interest rate swap agreements are established by the central clearing exchange and the associated futures commission merchants (“FCMs”), which may impose margin requirements in excess of those required by the clearing exchange. Collateral requirements for non-centrally cleared derivatives are set by the counterparty financial institution.
Haircut levels and initial or additional minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. Margin calls for repo and TBA transactions are typically due on the same business day, while margin calls for interest rate swaps and other derivative transactions are typically due on the next business day, subject to notice provisions. During the three months ended March 31, 2026, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of March 31, 2026, the weighted average haircut and initial margin on our repurchase agreements were approximately 3.3% of the value of our collateral, compared to 3.1% as of December 31, 2025. We were in compliance with all margin requirements as of March 31, 2026.
To mitigate the risk of margin calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or be sold for cash. As of March 31, 2026, our unencumbered assets totaled approximately $7.1 billion, or 61% of tangible equity, consisting of $7.0 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $7.7 billion of unencumbered assets, or 65% of tangible equity, as of December 31, 2025, consisting of $7.6 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

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
As of March 31, 2026, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders’ equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders’ equity. As of March 31, 2026, less than 11% of our tangible stockholders’ equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2026, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders’ equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). Although market conditions fluctuate, the vitality of these markets enables us to sell assets under most conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). Under certain market conditions, however, we may be unable to realize the full carrying value of our securities. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions. Please refer to Trends and Recent Market Impacts of this Management Discussion and Analysis for further information regarding Agency RMBS and TBA market conditions.
Capital Markets
Equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board. As of March 31, 2026, $1.0 billion remained authorized to repurchase shares of our common stock through December 31, 2026. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2026, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2026, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report that are not historical facts, including estimates, projections, beliefs, expectations concerning conditions, events, or the outlook for our business, strategy, performance, operations or the markets or industries in which we operate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “intend,” “outlook,” “potential,” “forecast,” “estimate,” “will,” “could,” “should” “likely” and other similar, correlative or comparable words and expressions.
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
•changes in the market value of our assets, including from changes in net interest spreads, market liquidity or depth, and changes in our “at risk” leverage or hedge positions;
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
•changes to laws, regulations, rules or policies that affect the GSE’s, the primary or secondary mortgage markets in which we participate or U.S. housing finance activity, including actions that would end or alter the conservatorships of Fannie Mae or Freddie Mac or their quasi-governmental status; and
•legislative or regulatory actions that affect our status as a REIT or our exemption from the Investment Company Act of 1940.
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
WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.AGNC.com) and AGNC’s LinkedIn (www.linkedin.com/company/agnc-investment-corp/) and X (www.x.com/AGNCInvestment) accounts to distribute information about the Company. Investors should monitor these channels in addition to our press releases, filings with the U.S. Securities and Exchange Commission (“SEC”), public conference calls and webcasts, as information posted through them may be deemed material. Our website, alerts and social media channels are not incorporated by reference into, and are not a part of, this or any other report filed with or furnished to the SEC. Investors and others may automatically receive emails and information about AGNC when they sign up for investor alerts on the “Investor Resources” tab of the Investor Relations section of our website.

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
The severity of potential declines in our tangible net book value due to fluctuations in interest rates would depend on our asset, liability, and hedge composition at the time, as well as the magnitude and duration of the interest rate change. Primary measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of an instrument that would be caused by a parallel change in short and long-term interest rates. The duration of our assets will vary with changes in interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This “negative convexity” generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgment we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.7 years as of March 31, 2026, compared to 0.4 years as of December 31, 2025.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2026 and December 31, 2025 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2026 and December 31, 2025.
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

Interest Rate Sensitivity [1,2]
	March 31, 2026		December 31, 2025
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	+0.1%	+1.2%	-0.2%	-2.4%
-50 Basis Points	+0.2%	+1.9%	0.0%	-0.3%
-25 Basis Points	+0.1%	+1.5%	+0.1%	+0.5%
+25 Basis Points	-0.2%	-2.4%	-0.2%	-1.6%
+50 Basis Points	-0.6%	-5.5%	-0.4%	-4.3%
+75 Basis Points	-0.9%	-9.2%	-0.8%	-7.7%
________________________________
1.Derived from models that are dependent on inputs and assumptions, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are assumed to be floored at 0% in down rate scenarios.
Prepayment Risk and Extension Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, such as housing prices, general economic conditions, loan age, size and loan-to-

value ratios, and GSE buyouts of delinquent loans underlying our securities. Generally, declining mortgage rates increase the rate of prepayments, while rising rates have the opposite effect.
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
As of March 31, 2026 and December 31, 2025, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.3% and 9.6%, respectively, and a weighted average yield of 4.93% and 4.93%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive “catch-up” premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2026		December 31, 2025
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	18.0%	4.70%	16.6%	4.79%
-50 Basis Points	14.8%	4.79%	13.6%	4.84%
-25 Basis Points	12.2%	4.86%	11.3%	4.89%
Actual as of Period End	10.3%	4.93%	9.6%	4.93%
+25 Basis Points	8.9%	4.98%	8.3%	4.96%
+50 Basis Points	8.0%	5.01%	7.5%	4.98%
+75 Basis Points	7.5%	5.03%	7.0%	5.00%
________________________________
1.Derived from models that are dependent on inputs and assumptions and assumes a static portfolio. Actual results could differ materially from these estimates. Table excludes TBA securities.
2.Asset yield based on historical cost basis and does not include the impact of retroactive “catch-up” premium amortization adjustments due to changes in projected CPR.
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2026 and December 31, 2025 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 and 5.0 as of March 31, 2026 and December 31, 2025, respectively, based on interest rates and prices as of such dates; however, our portfolio’s sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2026		December 31, 2025
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+24.4%	+2.5%	+24.0%
-25 Basis Points	+1.2%	+12.2%	+1.2%	+12.0%
-10 Basis Points	+0.5%	+4.9%	+0.5%	+4.8%
+10 Basis Points	-0.5%	-4.9%	-0.5%	-4.8%
+25 Basis Points	-1.2%	-12.2%	-1.2%	-12.0%
+50 Basis Points	-2.5%	-24.4%	-2.5%	-24.0%
________________________________
1.Spread sensitivity is derived from models that are dependent on inputs and assumptions, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings. Future borrowings are dependent upon the willingness of lenders to finance our investments, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral. These factors can change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Borrowings under centrally cleared repo also depend on Bethesda Securities’ remaining compliant with regulatory and FICC membership requirements and maintaining its risk exposure within limits established by the FICC.
As of March 31, 2026, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of March 31, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders’ equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer, (Principal Executive Officer)
Date:	May 4, 2026

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 4, 2026