Form 10-Q
period 2026-06-30
AGNC Investment Corp.
filed 2026-07-31
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2026 was 1,185,481,447.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $80,761 and $74,149, respectively)	$86,784	$81,003
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	—	85
Credit risk transfer securities, at fair value (including pledged securities of $525 and $558, respectively)	573	606
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $8 and $13, respectively)	94	95
U.S. Treasury securities, at fair value (including pledged securities of $11,295 and $13,056, respectively)	12,325	13,477
Cash and cash equivalents	457	450
Restricted cash	1,329	1,292
Derivative assets, at fair value	260	169
Receivable for investment securities sold (including pledged securities of $201 and $149, respectively)	401	152
Receivable under reverse repurchase agreements	18,433	16,615
Goodwill	526	526
Other assets	578	607
Total assets	$121,760	$115,077
Liabilities:
Repurchase agreements	$89,808	$85,286
Debt of consolidated variable interest entities, at fair value	—	56
Payable for investment securities purchased	312	193
Derivative liabilities, at fair value	137	6
Dividends payable	184	182
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	18,150	16,452
Other liabilities	626	509
Total liabilities	109,217	102,684
Stockholders’ equity:
Preferred Stock - aggregate liquidation preference of $2,033	1,968	1,968
Common stock - $0.01 par value; 2,250 shares authorized, 1,164.2 and 1,107.6 shares issued and outstanding, respectively	12	11
Additional paid-in capital	19,830	19,261
Retained deficit	(8,929)	(8,524)
Accumulated other comprehensive loss	(338)	(323)
Total stockholders’ equity	12,543	12,393
Total liabilities and stockholders’ equity	$121,760	$115,077
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest income	$1,014	$830	$2,064	$1,676
Interest expense	709	668	1,440	1,355
Net interest income	305	162	624	321
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(16)	(177)	58	(422)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(90)	270	(979)	1,453
Gain (loss) on derivative instruments and other investments, net	485	(367)	867	(1,386)
Total other gain (loss), net:	379	(274)	(54)	(355)
Expenses:
Compensation and benefits	19	18	42	37
Other operating expense	11	10	22	19
Total operating expense	30	28	64	56
Net income (loss)	654	(140)	506	(90)
Dividends on preferred stock	44	38	88	73
Net income (loss) available (attributable) to common stockholders	$610	$(178)	$418	$(163)

Net income (loss)	$654	$(140)	$506	$(90)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(7)	48	(15)	141
Comprehensive income (loss)	647	(92)	491	51
Dividends on preferred stock	44	38	88	73
Comprehensive income (loss) available (attributable) to common stockholders	$603	$(130)	$403	$(22)

Weighted average number of common shares outstanding - basic	1,157.6	1,017.3	1,140.2	968.0
Weighted average number of common shares outstanding - diluted	1,162.0	1,017.3	1,144.7	968.0
Net income (loss) per common share - basic	$0.53	$(0.17)	$0.37	$(0.17)
Net income (loss) per common share - diluted	$0.52	$(0.17)	$0.37	$(0.17)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2025	$1,634	949.0	$9	$17,769	$(8,872)	$(498)	$10,042
Net loss	—	—	—	—	(140)	—	(140)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	48	48
Stock-based compensation, net	—	0.1	—	8	—	—	8
Issuance of preferred stock, net of offering cost	—	—	—	—	—	—	—
Issuance of common stock	—	92.6	1	798	—	—	799
Preferred dividends declared	—	—	—	—	(38)	—	(38)
Common dividends declared	—	—	—	—	(372)	—	(372)
Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347

Balance, March 31, 2026	$1,968	1,147.8	$11	$19,656	$(9,123)	$(331)	$12,181
Net income	—	—	—	—	654	—	654
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(7)	(7)
Stock-based compensation, net	—	0.2	—	8	—	—	8
Issuance of common stock	—	16.2	1	166	—	—	167
Preferred dividends declared	—	—	—	—	(44)	—	(44)
Common dividends declared	—	—	—	—	(416)	—	(416)
Balance, June 30, 2026	$1,968	1,164.2	$12	$19,830	$(8,929)	$(338)	$12,543

Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net loss	—	—	—	—	(90)	—	(90)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	141	141
Stock-based compensation, net	—	2.0	—	4	—	—	4
Issuance of common stock	—	142.3	1	1,307	—	—	1,308
Preferred dividends declared	—	—	—	—	(73)	—	(73)
Common dividends declared	—	—	—	—	(705)	—	(705)
Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347

Balance, December 31, 2025	$1,968	1,107.6	$11	$19,261	$(8,524)	$(323)	$12,393
Net income	—	—	—	—	506	—	506
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(15)	(15)
Stock-based compensation, net	—	2.4	—	2	—	—	2
Issuance of common stock	—	54.2	1	567	—	—	568
Preferred dividends declared	—	—	—	—	(88)	—	(88)
Common dividends declared	—	—	—	—	(823)	—	(823)
Balance, June 30, 2026	$1,968	1,164.2	$12	$19,830	$(8,929)	$(338)	$12,543
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$506	$(90)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	99	69
Stock-based compensation, net	2	4
(Gain) loss on sale of investment securities, net	(58)	422
Unrealized (gain) loss on investment securities measured at fair value through net income, net	979	(1,453)
(Gain) loss on derivative instruments and other securities, net	(867)	1,386
Increase in other assets	(78)	(34)
Increase in other liabilities	22	68
Net cash provided by operating activities	605	372
Investing activities:
Purchases of Agency mortgage-backed securities	(34,221)	(22,054)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	—	(66)
Proceeds from sale of Agency mortgage-backed securities	20,976	12,322
Proceeds from sale of credit risk transfer and non-Agency securities	15	270
Principal collections on Agency mortgage-backed securities	6,391	3,307
Principal collections on credit risk transfer and non-Agency securities	12	9
Payments on U.S. Treasury securities	(34,440)	(17,794)
Proceeds from U.S. Treasury securities	37,302	19,401
Net payments on reverse repurchase agreements	(1,497)	(3,792)
Net proceeds from (payments on) derivative instruments	777	(774)
Net cash used in investing activities	(4,685)	(9,171)
Financing activities:
Proceeds from repurchase arrangements	5,008,725	3,124,816
Payments on repurchase agreements	(5,004,203)	(3,116,461)
Payments on debt of consolidated variable interest entities	(57)	(6)
Net proceeds from common stock issuances	568	1,308
Cash dividends paid	(909)	(757)
Net cash provided by financing activities	4,124	8,900
Net change in cash, cash equivalents and restricted cash	44	101
Cash, cash equivalents and restricted cash at beginning of period	1,742	1,771
Cash, cash equivalents and restricted cash at end of period	$1,786	$1,872

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$457	$656
Restricted cash	1,329	1,216
Total cash, cash equivalents and restricted cash, end of period	$1,786	$1,872
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
All of our securities are reported at fair value on our consolidated balance sheet. Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities newly acquired after such date. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income (“OCI”), whereas unrealized gains and losses on securities for which we elected the fair value option, or are classified as trading, are reported in net income through other gain (loss). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period by presenting the fair value changes for these assets in a manner consistent with the presentation and timing of the fair value changes for our derivative instruments.
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available for sale securities through net income that we held as of June 30, 2026 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of June 30, 2026 and December 31, 2025, our investment portfolio consisted of $87.4 billion and $81.7 billion investment securities, at fair value, respectively, $9.7 billion and $13.0 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $70 million and $70 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $52 million and $71 million as of June 30, 2026 and December 31, 2025, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.

As of June 30, 2026 and December 31, 2025, our investment securities had a net unamortized premium balance of $0.6 billion and $1.0 billion, respectively.
The following tables summarize our investment securities as of June 30, 2026 and December 31, 2025, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	June 30, 2026		December 31, 2025
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$83,437	$82,334	$77,643	$77,483
Adjustable rate	814	815	858	867
CMO	77	74	85	83
Interest-only and principal-only strips	123	115	122	116
Multifamily	3,459	3,446	2,521	2,539
Total Agency RMBS	87,910	86,784	81,229	81,088
Non-Agency RMBS [1]	16	15	16	15
CMBS	10	9	11	10
CRT securities	535	573	561	606
Total investment securities	$88,471	$87,381	$81,817	$81,719

	June 30, 2026					December 31, 2025
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,210	$—	$—	$—	$3,210	$3,517	$—	$—	$—	$3,517
Unamortized discount	—	—	—	—	—	—	—	—	—	—
Unamortized premium	186	—	—	—	186	210	—	—	—	210
Amortized cost	3,396	—	—	—	3,396	3,727	—	—	—	3,727
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(338)	—	—	—	(338)	(323)	—	—	—	(323)
Total available-for-sale securities, at fair value	3,058	—	—	—	3,058	3,404	—	—	—	3,404
Securities remeasured at fair value through earnings:
Par value [2]	84,127	18	11	530	84,686	76,729	18	11	555	77,313
Unamortized discount	(764)	(3)	(1)	(8)	(776)	(521)	(3)	—	(10)	(534)
Unamortized premium	1,151	1	—	13	1,165	1,294	1	—	16	1,311
Amortized cost	84,514	16	10	535	85,075	77,502	16	11	561	78,090
Gross unrealized gains	518	1	—	38	557	1,129	1	—	45	1,175
Gross unrealized losses	(1,306)	(2)	(1)	—	(1,309)	(947)	(2)	(1)	—	(950)
Total securities remeasured at fair value through earnings	83,726	15	9	573	84,323	77,684	15	10	606	78,315
Total securities, at fair value	$86,784	$15	$9	$573	$87,381	$81,088	$15	$10	$606	$81,719
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $70 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.
2.Par value excludes interest-only securities. As of June 30, 2026 and December 31, 2025, Agency RMBS interest-only securities had a par value of $5,923 million and $4,475 million, respectively, and non-Agency interest-only securities had a par value of $16 million and $16 million, respectively.

The following table presents the Company’s Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of June 30, 2026 and December 31, 2025 (in millions):

Investment Type	June 30, 2026	December 31, 2025
Fannie Mae	$45,451	$43,148
Freddie Mac	41,236	37,670
Ginnie Mae	97	270
Total	$86,784	$81,088
As of June 30, 2026 and December 31, 2025, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2026			December 31, 2025
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$—
AA	8	—	—	13	—	—
A	—	1	—	—	—	—
BBB	13	1	5	—	2	5
BB	24	—	—	46	—	—
B	10	—	—	11	—	5
Not Rated	518	12	4	536	12	—
Total	$573	$15	$9	$606	$15	$10
 ________________________________
1.Represents the lowest of Standard and Poor’s (“S&P”), Moody’s, Fitch, DBRS, Kroll Bond Rating Agency (“KBRA”) and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $70 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.

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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2026 and December 31, 2025, the weighted average expected constant prepayment rate (“CPR”) over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 8.6% and 9.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2026 and December 31, 2025 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2026				December 31, 2025
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$1,219	$1,206	6.50%	6.26%	$4,670	$4,630	6.59%	5.50%
> 3 years and ≤ 5 years	9,777	9,717	5.84%	5.40%	19,068	18,755	5.85%	5.50%
> 5 years and ≤10 years	71,237	72,417	4.95%	4.81%	55,562	56,048	4.86%	4.68%
> 10 years	5,148	5,131	4.67%	5.12%	2,419	2,384	4.93%	5.11%
Total	$87,381	$88,471	5.05%	4.91%	$81,719	$81,817	5.19%	4.93%
 ________________________________
1.Table excludes other mortgage credit investments of $70 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026	$—	$—	$3,047	$(338)	$3,047	$(338)
December 31, 2025	$—	$—	$3,391	$(323)	$3,391	$(323)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2026 and 2025 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2026			2025
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(12,652)	$(12,652)	$(109)	$(9,499)	$(9,608)
Proceeds from investment securities sold [1]	—	12,636	12,636	95	9,336	9,431
Net gain (loss) on sale of investment securities	$—	$(16)	$(16)	$(14)	$(163)	$(177)

Gross gain on sale of investment securities	$—	$30	$30	$—	$12	$12
Gross loss on sale of investment securities	—	(46)	(46)	(14)	(175)	(189)
Net gain (loss) on sale of investment securities	$—	$(16)	$(16)	$(14)	$(163)	$(177)

	Six Months Ended June 30,
	2026			2025
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(93)	$(21,089)	$(21,182)	$(109)	$(12,904)	$(13,013)
Proceeds from investment securities sold [1]	87	21,153	21,240	95	12,496	12,591
Net gain (loss) on sale of investment securities	$(6)	$64	$58	$(14)	$(408)	$(422)

Gross gain on sale of investment securities	$—	$125	$125	$—	$33	$33
Gross loss on sale of investment securities	(6)	(61)	(67)	(14)	(441)	(455)
Net gain (loss) on sale of investment securities	$(6)	$64	$58	$(14)	$(408)	$(422)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the six months ended June 30, 2026 and 2025, we received principal repayments on available-for-sale securities of $221 million and $273 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2026, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2026 and December 31, 2025, we had $89.8 billion and $85.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-

party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026			December 31, 2025
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo
≤ 1 month	$74,091	3.75%	9	$69,997	3.98%	11
> 1 to ≤ 3 months	5,421	3.80%	71	2,949	4.01%	49
Investment Securities Repo	79,512	3.75%	13	72,946	3.98%	12
U.S. Treasury Repo:
≤ 1 month	10,296	3.70%	1	12,340	3.90%	2
Total	$89,808	3.75%	12	$85,286	3.97%	11
As of June 30, 2026 and December 31, 2025, $31.2 billion and $27.5 billion, respectively, of our investment securities repurchase agreements and $10.3 billion and $10.9 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2026, we had $35.1 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 3.71%. As of December 31, 2025, we had $24.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 3.81%. As of June 30, 2026 and December 31, 2025, 58% and 57%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC (“BES”). Amounts sourced through BES include funding from the General Collateral Finance Repo service (“GCF Repo”) offered by the Fixed Income Clearing Corporation (“FICC”), which totaled 44% and 44% of our repurchase agreement funding outstanding as of June 30, 2026 and December 31, 2025, respectively.
Reverse Repurchase Agreements
As of June 30, 2026 and December 31, 2025, we had $18.4 billion and $16.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $18.2 billion and $16.5 billion, respectively. As of June 30, 2026 and December 31, 2025, $5.4 billion and $5.2 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2026 and December 31, 2025 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2026	December 31, 2025
Interest rate swaps [1]	Derivative assets, at fair value	$111	$57
Swaptions	Derivative assets, at fair value	31	24
TBA and forward settling non-Agency securities	Derivative assets, at fair value	76	77
U.S. Treasury futures - long	Derivative assets, at fair value	42	3
U.S. Treasury futures - short	Derivative assets, at fair value	—	8
Total derivative assets, at fair value		$260	$169

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(24)	(6)
U.S. Treasury futures - long	Derivative liabilities, at fair value	(1)	—
U.S. Treasury futures - short	Derivative liabilities, at fair value	(108)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	(4)	—
Total derivative liabilities, at fair value		$(137)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$12,325	$13,477
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(18,150)	(16,452)
Total U.S. Treasury securities, net at fair value		$(5,825)	$(2,975)
________________________________
1.As of June 30, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $2.2 billion and $1.3 billion, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2026 and December 31, 2025 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	June 30, 2026				December 31, 2025
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$6,300	0.21%	3.68%	0.4	$7,300	0.20%	3.80%	0.5
> 1 to ≤ 3 years	30,771	2.89%	3.68%	1.7	20,421	2.38%	3.86%	2.1
> 3 to ≤ 5 years	9,000	2.18%	3.68%	4.0	8,970	2.26%	3.85%	4.5
> 5 to ≤ 7 years	15,670	3.29%	3.68%	6.4	13,980	3.43%	3.87%	6.8
> 7 to ≤ 10 years	12,011	3.48%	3.68%	8.4	13,961	3.43%	3.87%	8.6
Total	$73,752	2.76%	3.68%	4.0	$64,632	2.57%	3.86%	4.7
________________________________
1.As of June 30, 2026, 98% and 2% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2025, 95% and 5% of notional amount receive index references SOFR and OIS, respectively.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
June 30, 2026	≤ 1 year	$71	$31	7	$7,750	3.24%	9.0
December 31, 2025	≤ 1 year	$70	$24	9	$7,000	3.04%	9.2
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	June 30, 2026			December 31, 2025
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$9,556	$9,502	$9,418	$12,470	$12,465	$12,467
> 5 year ≤ 7 years	81	81	81	(838)	(834)	(774)
> 7 year ≤ 10 years	(13,345)	(13,259)	(13,185)	(12,390)	(12,334)	(12,493)
> 10 years	(2,162)	(2,209)	(2,139)	(2,162)	(2,210)	(2,175)
Total U.S. Treasury securities, net	$(5,870)	$(5,885)	$(5,825)	$(2,920)	$(2,913)	$(2,975)
________________________________
1.As of June 30, 2026 and December 31, 2025, short U.S. Treasury securities totaling $(18.2) billion and $(16.5) billion, at fair value, respectively, had a weighted average yield of 4.28% and 4.21%, respectively. As of June 30, 2026 and December 31, 2025, long U.S. Treasury securities totaling $12.3 billion and $13.5 billion, at fair value, respectively, had a weighted average yield of 3.71% and 3.67%, respectively.

U.S. Treasury Futures[1]	June 30, 2026				December 31, 2025
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]
≤ 5 years	$3,413	$3,519	$3,517	$(2)	$—	$—	$—	$—
> 5 year ≤ 7 years	5,254	5,731	5,774	43	4,606	5,175	5,178	3
> 7 year ≤ 10 years	(1,710)	(1,900)	(1,923)	(23)	—	—	—	—
> 10 years	(3,210)	(3,558)	(3,643)	(85)	(3,210)	(3,718)	(3,710)	8
Total U.S. Treasury futures, net	$3,747	$3,792	$3,725	$(67)	$1,396	$1,457	$1,468	$11
________________________________
1.As of June 30, 2026 and December 31, 2025, short U.S. Treasury futures totaled $(5.6) billion and $(3.7) billion, at fair value, respectively. As of June 30, 2026 and December 31, 2025, long U.S. Treasury futures totaled $9.3 billion and $5.2 billion, at fair value, respectively.
2.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2026				December 31, 2025
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$267	$270	$269	$(1)	$148	$151	$151	$—
Total 15-Year TBA securities	267	270	269	(1)	148	151	151	—
30-Year TBA securities:
≤ 3.0%	2,295	1,933	1,950	17	—	—	—	—
3.5%	—	—	—	—	452	415	417	2
4.0%	(50)	(46)	(47)	(1)	—	—	—	—
4.5%	908	862	871	9	5,317	5,156	5,193	37
5.0%	2,061	2,019	2,031	12	5,679	5,643	5,666	23
5.5%	2,270	2,258	2,279	21	1,842	1,851	1,857	6
6.0%	(214)	(218)	(219)	(1)	1,745	1,780	1,786	6
≥ 6.5%	2,510	2,598	2,594	(4)	(2,003)	(2,079)	(2,082)	(3)
Total 30-Year TBA securities, net	9,780	9,406	9,459	53	13,032	12,766	12,837	71
Total TBA securities, net	$10,047	$9,676	$9,728	$52	$13,180	$12,917	$12,988	$71
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2026:
TBA securities, net	$10,909	51,648	(52,510)	$10,047	$(36)
Interest rate swaps - payer	$76,502	400	(3,150)	$73,752	640
Receiver swaptions	$(7,000)	(3,750)	3,000	$(7,750)	(15)
U.S. Treasury securities - short position	$(17,162)	(5,340)	4,132	$(18,370)	81
U.S. Treasury securities - long position	$12,686	757	(943)	$12,500	(67)
U.S. Treasury futures contracts - short position	$(3,210)	(6,629)	4,919	$(4,920)	(37)
U.S. Treasury futures contracts - long position	$12,455	9,280	(13,068)	$8,667	(79)
					$487

Three months ended June 30, 2025:
TBA securities, net	$7,811	35,699	(35,103)	$8,407	$11
Interest rate swaps - payer	$47,796	2,600	(5,300)	$45,096	(236)
Payer swaptions	$2,000	—	—	$2,000	(9)
Receiver Swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,636)	(7,971)	4,211	$(21,396)	(139)
U.S. Treasury securities - long position	$3,216	3,968	(3,639)	$3,545	—
U.S. Treasury futures contracts - short position	$(2,191)	(4,614)	4,841	$(1,964)	17
U.S. Treasury futures contracts - long position	$668	600	(1,268)	$—	(13)
					$(369)

Six months ended June 30, 2026:
TBA securities, net	$13,180	105,065	(108,198)	$10,047	$(90)
Interest rate swaps - payer	$64,632	51,020	(41,900)	$73,752	1,095
Receiver swaptions	$(7,000)	(3,750)	3,000	$(7,750)	(21)
U.S. Treasury securities - short position	$(16,378)	(10,339)	8,347	$(18,370)	259
U.S. Treasury securities - long position	$13,458	25,807	(26,765)	$12,500	(134)
U.S. Treasury futures contracts - short position	$(3,210)	(9,839)	8,129	$(4,920)	4
U.S. Treasury futures contracts - long position	$4,606	37,199	(33,138)	$8,667	(244)
					$869

Six months ended June 30, 2025:
TBA securities, net	$6,955	63,666	(62,214)	$8,407	$88
Interest rate swaps - payer	$39,646	10,750	(5,300)	$45,096	(805)
Payer swaptions	$2,000	1,500	(1,500)	$2,000	(28)
Receiver swaptions	$(150)	—	—	$(150)	—
U.S. Treasury securities - short position	$(17,792)	(11,792)	8,188	$(21,396)	(599)
U.S. Treasury securities - long position	$1,585	9,356	(7,396)	$3,545	60
U.S. Treasury futures contracts - short position	$(4,373)	(6,805)	9,214	$(1,964)	(83)
U.S. Treasury futures contracts - long position	$—	1,350	(1,350)	$—	(13)
					$(1,380)
________________________________

1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of June 30, 2026 and 2025, we held SOFR futures contracts with a long notional position of $2.6 billion and $1.2 billion, respectively, measured on a two-year swap equivalent basis. For the three and six months ended June 30, 2026, we recognized a loss of $4 million and for the three and six months ended June 30, 2025, we recognized a gain of $3 million and $13 million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
As of June 30, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements (i.e., the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables), excluding the FICC, was 1% of our tangible stockholders’ equity. As of June 30, 2026, less than 11% of our tangible stockholders’ equity was at risk with the FICC.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026
Assets Pledged to Counterparties [1]	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$80,952	$—	$10	$80,962
CRT - fair value	525	—	—	525
Non-Agency - fair value	8	—	—	8
U.S. Treasury securities - fair value	10,725	—	579	11,304
Accrued interest on pledged securities	496	—	7	503
Restricted cash	36	—	1,293	1,329
Total	$92,742	$—	$1,889	$94,631

	December 31, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$74,213	$85	$115	$74,413
CRT - fair value	558	—	—	558
Non-Agency - fair value	13	—	—	13
U.S. Treasury securities - fair value	12,636	—	440	13,076
Accrued interest on pledged securities	430	—	4	434
Restricted cash	44	—	1,248	1,292
Total	$87,894	$85	$1,807	$89,786
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2026 and December 31, 2025 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2026			December 31, 2025
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities [1]	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$86,421	$87,251	$473	$83,600	$83,502	$415
> 1 and ≤ 2 months	1,519	1,591	6	3,324	3,435	13
> 2 and ≤ 3 months	4,270	4,382	17	496	503	2
> 3 months	—	—	—	—	—	—
Total	$92,210	$93,224	$496	$87,420	$87,440	$430
________________________________
1.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.
Assets Pledged from Counterparties
As of June 30, 2026 and December 31, 2025, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2026				December 31, 2025
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$37	$37	$—	$—	$33	$33
U.S. Treasury securities - fair value	18,242	—	21	18,263	16,429	—	10	16,439
Cash	—	100	31	131	—	100	19	119
Total	$18,242	$100	$89	$18,431	$16,429	$100	$62	$16,591

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2026
Interest rate swap and swaption agreements, at fair value [1]	$142	$—	$142	$—	$(31)	$111
TBA securities, at fair value [1]	76	—	76	(24)	(52)	—
Receivable under reverse repurchase agreements	18,433	—	18,433	(10,702)	(7,731)	—
Total	$18,651	$—	$18,651	$(10,726)	$(7,814)	$111

December 31, 2025
Interest rate swap and swaption agreements, at fair value [1]	$81	$—	$81	$—	$(24)	$57
TBA securities, at fair value [1]	77	—	77	(6)	(71)	—
Receivable under reverse repurchase agreements	16,615	—	16,615	(12,503)	(4,112)	—
Total	$16,773	$—	$16,773	$(12,509)	$(4,207)	$57

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2026
TBA securities, at fair value [1]	$24	$—	$24	$(24)	$—	$—
Repurchase agreements	89,808	—	89,808	(10,702)	(79,106)	—
Total	$89,832	$—	$89,832	$(10,726)	$(79,106)	$—

December 31, 2025
TBA securities, at fair value [1]	$6	$—	$6	$(6)	$—	$—
Repurchase agreements	85,286	—	85,286	(12,503)	(72,783)	—
Total	$85,292	$—	$85,292	$(12,509)	$(72,783)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2026 and December 31, 2025, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$86,784	$—	$—	$81,003	$—
Agency securities transferred to consolidated VIEs	—	—	—	—	85	—
Credit risk transfer securities	—	573	—	—	606	—
Non-Agency securities	—	24	—	—	25	—
U.S. Treasury securities	12,325	—	—	13,477	—	—
Interest rate swaps [1]	—	111	—	—	57	—
Swaptions	—	31	—	—	24	—
TBA securities	—	76	—	—	77	—
SOFR Futures	—	—	—	—	—	—
U.S. Treasury futures	42	—	—	11	—	—
Total	$12,367	$87,599	$—	$13,488	$81,877	$—
Liabilities:
Debt of consolidated VIEs	$—	$—	$—	$—	$56	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	18,150	—	—	16,452	—	—
Interest rate swaps [1]	—	—	—	—	—	—
TBA securities	—	24	—	—	6	—
U.S. Treasury futures	109	—	—	—	—	—
SOFR Futures	4	—	—	—	—	—
Total	$18,263	$24	$—	$16,452	$62	$—
________________________________
1.As of June 30, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $2.2 billion and $1.3 billion, respectively, based on “Level 2” inputs.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of June 30, 2026 and December 31, 2025, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using “Level 1” or “Level 2” inputs. As of June 30, 2026 and December 31, 2025, the carrying value of other mortgage credit investments reported under the equity method of accounting was $70 million and $70 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of common shares issued and outstanding	1,155.1	1,015.6	1,137.0	966.1
Weighted average number of fully vested restricted stock units outstanding	2.5	1.7	3.2	1.9
Weighted average number of common shares outstanding - basic	1,157.6	1,017.3	1,140.2	968.0
Weighted average number of dilutive unvested restricted stock units outstanding	4.4	—	4.5	—
Weighted average number of common shares outstanding - diluted	1,162.0	1017.3	1,144.7	968.0
Net income (loss) available (attributable) to common stockholders	$610	$(178)	$418	$(163)
Net income (loss) per common share - basic	$0.53	$(0.17)	$0.37	$(0.17)
Net income (loss) per common share - diluted	$0.52	$(0.17)	$0.37	$(0.17)
For the three and six months ended June 30, 2025, 2.3 million and 3.0 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because inclusion of such RSUs would have otherwise been anti-dilutive for the period.

Note 9. Stockholders’ Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2026 and December 31, 2025, 13,800, 10,350, 16,100, 23,000, 6,900 and 13,800 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock and 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred stock, respectively, (referred to as “Series C, D, E, F, G and H Preferred Stock”, respectively). As of June 30, 2026 and December 31, 2025, 13,000, 9,400, 16,100, 23,000, 6,000 and 13,800 shares of Series C, D, E, F, G and H Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2026 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [1,2]	First Optional Redemption Date / Conversion Date [2,3]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.05213%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.27313%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	8.93413%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	8.63813%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.75000%	October 15, 2027
Fixed-Rate
Series H	September 10, 2025	13.8	334	345	8.75000%	October 15, 2030
Total		81.3	$1,968	$2,033
________________________________
1.The depositary shares underlying our preferred stock accrue dividends on the $25.00 liquidation preference per depositary share from the issuance date until they are redeemed in accordance with their terms. The per annum dividend rates for the depositary shares underlying the Series C, D, E and F Preferred Stock represent the rates in effect as of June 30, 2026, and are reset quarterly. The depositary shares underlying the Series G

Preferred Stock accrue dividends at an initial annual fixed rate until the fixed-rate-reset conversion date, after which dividends on these depositary shares accrue on a fixed-rate-reset basis equal to the conversion rate plus a fixed spread. The depositary shares underlying the Series H Preferred Stock accrue dividends at a fixed rate.
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time under two separate at-the-market programs, up to a maximum aggregate offering price under each program. As of June 30, 2026, shares of our common stock with an aggregate offering price of $0.1 billion remained authorized for issuance through December 31, 2026 under one program and $2.0 billion remained authorized for issuance through December 31, 2027 under a second program. The following table includes a summary of shares of our common stock issued under the sales agreements during the three and six months ended June 30, 2026 and 2025 (in millions, except for per share data).

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
June 30, 2026	$10.30	16.2	$167
June 30, 2025	$8.63	92.6	$799
Six months ended:
June 30, 2026	$10.47	54.2	$568
June 30, 2025	$9.19	142.3	$1,308
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2026	2025	2026	2025
Beginning Balance	$(331)	$(498)	$(323)	$(591)
OCI before reclassifications	(7)	34	(21)	127
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	14	6	14
Ending Balance	$(338)	$(450)	$(338)	$(450)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of AGNC Investment Corp.’s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2026. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Market Trends
The investment environment during the second quarter of 2026 was shaped by heightened geopolitical uncertainty as escalating rhetoric and hostilities between the United States and Iran dominated financial market performance. With ship traffic through the Strait of Hormuz severely constrained, elevated energy prices and supply chain disruptions became the primary macroeconomic concerns. These developments caused Treasury yields to increase, the yield curve to flatten, and market expectations for Federal Reserve policy to shift from anticipated rate cuts toward potential rate hikes by year-end. Despite this challenging backdrop, Agency RMBS generated a positive excess return relative to U.S. Treasuries for the fifth consecutive quarter, contributing to AGNC's economic return on tangible common equity per share of 6.7%, comprised of our monthly dividend and the improvement in tangible book value.1
Agency RMBS Performance Drivers
In aggregate, Agency RMBS in the second quarter outperformed both Treasury and swap-based hedges, with performance varying meaningfully by coupon and hedge type. Higher-coupon and production-coupon Agency RMBS outperformed lower-coupon securities as rising interest rates reduced both expected supply and prepayment concerns, reversing the coupon performance observed in the first quarter.

Agency RMBS hedged with interest rate swaps also outperformed Treasury-hedged positions. At quarter-end, the spread differential between a current-coupon mortgage-backed security and a blend of hedges was approximately 145 basis points across the swap curve and 115 basis points across the Treasury curve, compared to approximately 170 basis points and 135 basis points, respectively, as of March 31, 2026. At June 30, 2026 spread levels, Agency RMBS were trading near the midpoint of our expected range.
Market Outlook
Looking forward, our outlook for Agency RMBS remains constructive. With primary mortgage rates remaining well above 6.0%, net new Agency RMBS supply is estimated to be approximately $150 billion this year, materially below expectations at the beginning of the year. Elevated mortgage rates have also slowed prepayment activity, reducing expected Federal Reserve portfolio runoff. At the same time, demand for Agency RMBS has remained strong, supported by more than $400 billion of bond fund inflows during the first six months of the year and continued demand from banks, foreign investors, and REITs. Agency RMBS spreads remain wide by historical standards despite improving supply-demand fundamentals, while corporate bond spreads remain near historic tights despite record issuance and rising credit concerns. Accordingly, we believe Agency RMBS continue to offer compelling relative value. Once geopolitical and monetary policy uncertainty subsides, these constructive dynamics should become more apparent and, over time, support favorable Agency RMBS performance.
Portfolio and Summary Financial Highlights
AGNC generated total comprehensive income of $0.52 per diluted common share and an economic return on tangible common equity per share of 6.7% for the second quarter, consisting of $0.36 of dividends declared per common share during the second quarter and a $0.20 increase in tangible net book value per common share. This compares to a total comprehensive loss of $(0.18) per diluted common share and an economic loss of -1.6% per common share for the first quarter of 2026.
Net spread and dollar roll income (a non-GAAP measure) was $0.40 per diluted common share, compared to $0.42 in the prior quarter. The decrease primarily reflects a 6-basis point decline in net interest spread for the second quarter driven by lower asset yields associated with portfolio repositioning, partly offset by modestly lower funding costs.
At June 30, 2026, our investment portfolio, inclusive of TBAs, totaled $97.2 billion, compared to $94.7 billion as of March 31, 2026. During the second quarter, we added approximately $2.2 billion of primarily intermediate-coupon specified pools and repositioned a portion of the portfolio from lower-coupon into higher-coupon holdings. As a result, the weighted average coupon at quarter-end increased to 5.04% from 4.95% as of March 31, 2026, while the portion of our fixed-rate portfolio with favorable prepayment attributes (“specified pools”) increased to 79% from 77% as of March 31, 2026.2
The average projected life Constant Prepayment Rate ("CPR") for our portfolio declined to 8.6% at quarter-end from 10.3% as of March 31, 2026, primarily reflecting coupon and TBA versus specified pool repositioning. Actual CPRs averaged 13.0% during the quarter, largely unchanged from 13.2% in the prior quarter.
At June 30, 2026, "at-risk" leverage was 7.4x tangible equity, unchanged from March 31, 2026, while average leverage for the quarter also remained at 7.4x, unchanged from the first quarter. AGNC ended the quarter with $7.5 billion of unencumbered cash and Agency RMBS, representing 62% of tangible equity, compared to $7.0 billion and 60%, respectively, at March 31, 2026.
At June 30, 2026, our hedge ratio was 82%, reflecting the level of interest rate swap and U.S. Treasury hedges (excluding option-based hedges) relative to total funding liabilities, compared to 83% as of March 31, 2026.
The notional balance of our interest rate swaps decreased to $73.8 billion, representing 83% of our funding liabilities as of June 30, 2026, compared to $76.5 billion and 89%, respectively, as of March 31, 2026. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and liabilities, including hedges, was 0.7 years as of quarter-end, unchanged from March 31, 2026. We continued to favor a positive duration gap given the current level of interest rates, the convexity profile of our portfolio, and the additional prepayment protection it provides in a declining interest rate environment.
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

2.Specified pools include pools backed by loans with characteristics related to loan size, borrower credit profiles, loan-to-value ratios, geographic concentrations, occupancy types, and other characteristics that are expected to result in more favorable prepayment behavior than generic TBA-eligible collateral.

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026	June 30, 2026 vs Mar. 31, 2026		June 30, 2026 vs Dec. 31, 2025
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	4.50%	4.25%	3.75%	3.75%	3.75%	—	bps	—	bps
SOFR:
SOFR Rate	4.45%	4.24%	3.87%	3.68%	3.68%	—	bps	-19	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	3.49%	3.40%	3.31%	3.62%	4.02%	+40	bps	+71	bps
5-Year Swap	3.43%	3.39%	3.46%	3.62%	3.93%	+31	bps	+47	bps
10-Year Swap	3.69%	3.66%	3.80%	3.87%	4.05%	+18	bps	+25	bps
30-Year Swap	3.90%	3.93%	4.17%	4.13%	4.21%	+8	bps	+4	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	3.72%	3.61%	3.48%	3.80%	4.18%	+38	bps	+70	bps
5-Year U.S. Treasury	3.80%	3.74%	3.73%	3.94%	4.23%	+29	bps	+50	bps
10-Year U.S. Treasury	4.23%	4.15%	4.17%	4.32%	4.47%	+15	bps	+30	bps
30-Year U.S. Treasury	4.78%	4.73%	4.85%	4.91%	4.95%	+4	bps	+10	bps
30-Year Fixed Rate Agency Price:
2.5%	$82.98	$84.25	$84.63	$84.16	$83.71	-$0.45		-$0.92
3.0%	$86.55	$87.85	$88.50	$87.97	$87.40	-$0.57		-$1.10
3.5%	$90.07	$91.40	$92.53	$91.67	$90.95	-$0.72		-$1.58
4.0%	$93.02	$94.27	$94.95	$94.28	$93.63	-$0.65		-$1.32
4.5%	$95.67	$97.02	$97.70	$96.48	$96.02	-$0.46		-$1.68
5.0%	$98.03	$99.19	$99.83	$98.59	$98.41	-$0.18		-$1.42
5.5%	$99.99	$100.84	$101.45	$100.44	$100.44	$—		-$1.01
6.0%	$101.63	$102.16	$102.69	$101.91	$102.23	+$0.32		-$0.46
6.5%	$103.22	$103.34	$103.94	$103.44	$103.46	+$0.02		-$0.48
15-Year Fixed Rate Agency Price:
1.5%	$88.84	$89.48	$90.39	$89.84	$89.19	-$0.65		-$1.20
2.0%	$91.38	$91.97	$92.52	$91.86	$91.20	-$0.66		-$1.32
2.5%	$93.38	$94.05	$94.55	$94.38	$93.60	-$0.78		-$0.95
3.0%	$95.34	$95.83	$96.23	$95.42	$94.57	-$0.85		-$1.66
3.5%	$96.53	$96.89	$97.23	$96.22	$95.38	-$0.84		-$1.85
4.0%	$97.81	$98.36	$98.67	$97.57	$97.24	-$0.33		-$1.43
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2025	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026	June 30, 2026 vs Mar. 31, 2026		June 30, 2026 vs Dec. 31, 2025
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	168	146	131	144	118	-26		-13
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	125	105	87	106	94	-12		+7
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	146	126	110	124	107	-17		-3
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	192	168	141	163	142	-21		+1
30-Year Agency Current Coupon Yield to 2/5/10-Year U.S. Treasury Spread	156	137	125	136	112	-24		-13
30-Year Agency Current Coupon Yield to 2/5/10-Year Swap Spread	194	172	152	168	141	-27		-11
30-Year Agency Current Coupon Yield	5.48%	5.20%	5.04%	5.38%	5.41%	+3	bps	+37	bps
30-Year Mortgage Rate	6.67%	6.32%	6.16%	6.35%	6.45%	+10	bps	+29	bps
Credit Spread (in bps): [2]
CRT M2	155	151	150	144	144	—		-6
CMBS AAA	86	77	78	80	71	-9		-7
CDX IG	51	52	50	63	51	-12		+1
CDX HY	316	318	314	383	303	-80		-11
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of June 30, 2026 and December 31, 2025, our investment portfolio totaled $97.2 billion and $94.8 billion, respectively, consisting of: $86.8 billion and $81.1 billion Agency RMBS, at fair value, respectively; $9.7 billion and $13.0 billion net TBA securities, at fair value, respectively; $0.6 billion and $0.6 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $70 million and $70 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026				December 31, 2025
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$74	$71	3.42%	—%	$251	$248	4.47%	—%
15-year TBA securities	270	269	5.20%	—%	151	151	5.29%	—%
Total ≤ 15-year	344	340	4.82%	—%	402	399	4.78%	—%
20-year RMBS	218	204	3.74%	—%	238	227	3.76%	—%
30-year:
30-year RMBS	83,145	82,059	5.07%	85%	77,154	77,008	5.19%	81%
30-year TBA securities, net [2]	9,406	9,459	4.89%	10%	12,766	12,837	4.72%	14%
Total 30-year	92,551	91,518	5.05%	94%	89,920	89,845	5.12%	95%
Total fixed rate Agency RMBS and TBA securities	93,113	92,062	5.04%	95%	90,560	90,471	5.12%	96%
Adjustable rate Agency RMBS	814	815	4.82%	1%	858	867	4.87%	1%
Multifamily	3,459	3,446	4.11%	4%	2,521	2,539	4.36%	3%
CMO Agency RMBS:
CMO	77	74	3.26%	—%	85	83	3.27%	—%
Interest-only strips	102	96	0.60%	—%	100	96	0.52%	—%
Principal-only strips	21	19	—%	—%	22	20	—%	—%
Total CMO Agency RMBS [3]	200	189	3.26%	—%	207	199	3.27%	—%
Total Agency RMBS and TBA securities [3]	97,586	96,512	5.01%	99%	94,146	94,076	5.09%	100%
Non-Agency RMBS [1,3]	16	15	5.06%	—%	16	15	5.12%	—%
CMBS [3]	10	9	5.87%	—%	11	10	6.00%	—%
CRT	535	573	9.84%	1%	561	606	10.00%	1%
Total investment securities [3]	$98,147	$97,109	5.03%	100%	$94,734	$94,707	5.12%	100%
________________________________
1.Table excludes other mortgage credit investments of $70 million and $70 million as of June 30, 2026 and December 31, 2025, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2026 and December 31, 2025, our TBA securities had a net carrying value of $52 million and $71 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of June 30, 2026 and December 31, 2025, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.91% and 4.93%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2026 and December 31, 2025 (dollars in millions):

	June 30, 2026
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$27	$28	$25	100%	2.00%	102.3%	1.35%	66	9%
2.5%	5	5	5	100%	2.50%	99.6%	2.79%	159	12%
3.0%	14	14	14	100%	3.00%	100.6%	2.35%	153	12%
3.5%	4	4	4	100%	3.50%	100.8%	2.62%	153	13%
4.0%	—	—	—	—%	—%	—%	—%	—	—%
≥ 4.5%	290	293	292	8%	5.23%	102.7%	4.78%	9	11%
Total ≤ 15-year	340	344	340	21%	4.82%	101.8%	2.80%	75	11%
20-year:
2.5%	22	23	20	100%	2.50%	103.8%	1.75%	75	6%
3.0%	20	21	19	100%	3.00%	103.2%	2.29%	83	8%
3.5%	70	71	68	81%	3.50%	101.4%	2.97%	153	10%
4.0%	45	47	44	99%	4.00%	103.3%	3.09%	109	9%
≥ 4.5%	54	56	53	97%	4.64%	104.4%	3.41%	102	11%
Total 20-year:	211	218	204	92%	3.74%	103.0%	2.92%	116	10%
30-year:
≤ 3.0%	4,488	4,049	3,825	48%	2.62%	96.5%	2.99%	61	6%
3.5%	3,325	3,439	3,094	99%	3.50%	103.4%	2.89%	126	7%
4.0%	4,505	4,752	4,299	100%	4.00%	105.4%	3.08%	110	8%
4.5%	10,651	10,590	10,303	61%	4.50%	99.8%	4.44%	41	7%
5.0%	30,763	30,526	30,459	73%	5.00%	99.3%	5.10%	17	7%
5.5%	23,014	23,144	23,326	90%	5.50%	100.7%	5.38%	23	9%
6.0%	10,107	10,330	10,458	102%	6.00%	102.2%	5.53%	23	12%
≥ 6.5%	5,533	5,721	5,754	54%	6.51%	103.3%	5.59%	24	18%
Total 30-year	92,386	92,551	91,518	79%	5.05%	100.7%	4.90%	33	9%
Total fixed rate	$92,937	$93,113	$92,062	79%	5.04%	100.7%	4.90%	34	9%
________________________________
1.Specified pools include pools backed by loans with characteristics related to loan size, borrower credit profiles, loan-to-value ratios, geographic concentrations, occupancy types, and other characteristics that are expected to result in more favorable prepayment behavior than generic TBA-eligible collateral.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2026.

	December 31, 2025
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.0%	$29	$30	$27	100%	2.00%	102.3%	1.34%	60	10%
≤ 2.5%	7	7	7	100%	2.50%	99.6%	2.79%	154	20%
3.0%	20	20	20	100%	3.00%	100.7%	2.37%	148	18%
3.5%	5	5	5	100%	3.50%	100.9%	2.62%	148	19%
4.0%	1	1	1	31%	4.00%	100.5%	2.08%	170	68%
4.5%	333	339	339	8%	5.20%	101.5%	4.66%	2	16%
Total ≤ 15-year	395	402	399	21%	4.78%	101.4%	3.98%	29	16%
20-year:
2.5%	23	24	21	100%	2.50%	104.0%	1.75%	69	6%
3.0%	21	22	20	100%	3.00%	103.3%	2.29%	77	8%
3.5%	78	79	77	81%	3.50%	101.5%	2.97%	147	10%
4.0%	49	51	49	94%	4.00%	103.4%	3.09%	103	9%
≥ 4.5%	59	62	60	96%	4.66%	104.5%	3.42%	97	11%
Total 20-year:	230	238	227	91%	3.76%	103.1%	2.93%	110	9%
30-year:
≤ 3.0%	2,031	1,994	1,761	98%	2.57%	98.2%	2.80%	54	7%
3.5%	3,966	4,055	3,746	88%	3.50%	103.6%	2.89%	120	7%
4.0%	4,856	5,127	4,712	99%	4.00%	105.6%	3.06%	105	7%
4.5%	11,943	11,923	11,744	50%	4.50%	102.1%	4.11%	55	8%
5.0%	24,827	24,616	24,919	64%	5.00%	99.1%	5.13%	20	7%
5.5%	22,593	22,719	23,136	87%	5.50%	100.6%	5.40%	19	9%
6.0%	14,462	14,743	15,005	88%	6.00%	101.9%	5.59%	18	12%
≥ 6.5%	4,589	4,743	4,822	82%	6.51%	103.5%	5.43%	15	20%
Total 30-year	89,267	89,920	89,845	77%	5.12%	101.2%	4.91%	33	10%
Total fixed rate	$89,892	$90,560	$90,471	76%	5.12%	101.2%	4.91%	34	10%
________________________________
1.See Note 1 of the preceding table for specified pool composition.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2025.
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2026 and December 31, 2025, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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

	June 30,	December 31,
Balance Sheet Data	2026	2025
	(Unaudited)
Investment securities, at fair value of $87,381 and $81,719, respectively, and other mortgage credit investments	$87,451	$81,789
Total assets	$121,760	$115,077
Repurchase agreements and other debt	$89,808	$85,342
Total liabilities	$109,217	$102,684
Total stockholders’ equity	$12,543	$12,393
Net book value per common share [1]	$9.03	$9.35
Tangible net book value per common share [2]	$8.58	$8.88

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2026	2025	2026	2025
Interest income	$1,014	$830	$2,064	$1,676
Interest expense	709	668	1,440	1,355
Net interest income (expense)	305	162	624	321
Other gain (loss), net	379	(274)	(54)	(355)
Operating expenses	30	28	64	56
Net income (loss)	654	(140)	506	(90)
Dividends on preferred stock	44	38	88	73
Net income (loss) available (attributable) to common stockholders	$610	$(178)	$418	$(163)

Net income (loss)	$654	$(140)	$506	$(90)
Other comprehensive income (loss), net	(7)	48	(15)	141
Comprehensive income (loss)	647	(92)	491	51
Dividends on preferred stock	44	38	88	73
Comprehensive income (loss) available (attributable) to common stockholders	$603	$(130)	$403	$(22)

Weighted average number of common shares outstanding - basic	1,157.6	1,017.3	1,140.2	968.0
Weighted average number of common shares outstanding - diluted	1,162.0	1,017.3	1,144.7	968.0
Net income (loss) per common share - basic	$0.53	$(0.17)	$0.37	$(0.17)
Net income (loss) per common share - diluted	$0.52	$(0.17)	$0.37	$(0.17)
Comprehensive income (loss) per common share - basic	$0.52	$(0.13)	$0.35	$(0.02)
Comprehensive income (loss) per common share - diluted	$0.52	$(0.13)	$0.35	$(0.02)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2026	2025	2026	2025
Average investment securities - at par	$82,557	$66,876	$83,108	$68,290
Average investment securities - at cost	$83,366	$67,887	$84,075	$69,294
Average net TBA dollar roll position - at cost	$12,729	$11,996	$11,543	$9,725
Average total assets - at fair value	$115,371	$91,389	$116,900	$92,028
Average repurchase agreements and other debt outstanding [3]	$75,070	$59,469	$76,089	$60,582
Average stockholders’ equity [4]	$12,447	$10,118	$12,461	$10,024
Average tangible net book value “at risk” leverage [5]	7.4:1	7.5:1	7.4:1	7.4:1
Tangible net book value “at risk” leverage (as of period end) [6]	7.4:1	7.6:1	7.4:1	7.6:1
Economic return on tangible common equity [7]	6.7%	(1.0)%	4.7%	1.4%
Expenses % of average total assets - annualized	0.10%	0.12%	0.11%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.09%	0.11%	0.10%	0.11%
Expenses % of average stockholders’ equity - annualized	0.96%	1.11%	1.03%	1.12%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2026 and 2025, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated “catch-up” premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,061	5.14%	$860	5.14%	$2,163	5.21%	$1,745	5.11%
Net premium amortization benefit (cost)	(47)	(0.27)%	(30)	(0.25)%	(99)	(0.30)%	(69)	(0.27)%
Interest income (GAAP measure)	1,014	4.87%	830	4.89%	2,064	4.91%	1,676	4.84%
Estimated “catch-up” premium amortization cost (benefit) due to change in CPR forecast	5	0.02%	(11)	(0.06)%	—	—%	(9)	(0.03)%
Interest income, excluding “catch-up” premium amortization	1,019	4.89%	819	4.83%	2,064	4.91%	1,667	4.81%
TBA dollar roll income - implied interest income [1,2]	155	4.87%	154	5.14%	295	5.11%	258	5.31%
Economic interest income (non-GAAP measure) [3]	$1,174	4.89%	$973	4.87%	$2,359	4.93%	$1,925	4.87%

Weighted average actual portfolio CPR for investment securities held during the period	13.0%		8.7%		13.1%		7.8%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.6%		7.8%		8.6%		7.8%
30-year fixed rate mortgage rate as of period end [4]	6.45%		6.67%		6.45%		6.67%
10-year U.S. Treasury rate as of period end [4]	4.47%		4.23%		4.47%		4.23%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$184	$189	$(5)
Estimated “catch-up” premium amortization due to change in CPR forecast	16	—	16
Interest income, excluding “catch-up” premium amortization	200	189	11
TBA dollar roll income - implied interest income	1	9	(8)
Economic interest income, excluding “catch-up” amortization (non-GAAP measure)	$201	$198	$3

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$388	$358	$30
Estimated “catch-up” premium amortization due to change in CPR forecast	9	—	9
Interest income, excluding “catch-up” premium amortization	397	358	39
TBA dollar roll income - implied interest income	37	48	(11)
Economic interest income, excluding “catch-up" amortization (non-GAAP measure)	$434	$406	$28
Our average investment portfolio (at cost), inclusive of TBAs, increased 20% and 21% for the three and six months ended June 30, 2026, respectively, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding “catch-up” premium amortization, increased 2 and 6 basis points for the three and six months ended June 30, 2026, respectively, largely due to an increase in the average coupon of our portfolio.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value “At Risk” Leverage during the Period [3]	Tangible Net Book Value “At Risk” Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2026	$75,070	$80,083	$79,512	$12,729	$9,676	7.4:1	7.4:1
March 31, 2026	$77,120	$79,681	$75,840	$10,343	$9,742	7.4:1	7.4:1
December 31, 2025	$69,943	$74,195	$73,002	$13,764	$12,917	7.4:1	7.2:1
September 30, 2025	$66,654	$70,066	$69,057	$10,163	$13,805	7.5:1	7.6:1
June 30, 2025	$59,469	$66,790	$66,052	$11,996	$8,162	7.5:1	7.6:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2026 and 2025 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$709	3.74%	$668	4.44%	$1,440	3.76%	$1,355	4.45%
TBA dollar roll income - implied interest expense [2,3]	111	3.46%	130	4.29%	200	3.45%	211	4.32%
Economic interest expense - before interest rate swap periodic income, net [4]	820	3.70%	798	4.42%	1,640	3.72%	1,566	4.43%
Interest rate swap periodic income, net [2,5]	(179)	(0.81)%	(282)	(1.56)%	(361)	(0.82)%	(575)	(1.63)%
Total economic interest expense (non-GAAP measure)	$641	2.89%	$516	2.86%	$1,279	2.90%	$991	2.80%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$41	$175	$(134)
TBA dollar roll income - implied interest expense	(19)	8	(27)
Interest rate swap periodic income/cost	103	(181)	284
Total change in economic interest expense	$125	$2	$123

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$85	$347	$(262)
TBA dollar roll income - implied interest benefit/expense	(11)	39	(50)
Interest rate swap periodic income/cost	214	(363)	577
Total change in economic interest benefit/expense	$288	$23	$265
Our average mortgage borrowings, inclusive of TBAs, increased 23% and 25% for the three and six months ended June 30, 2026, respectively, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 72 and 71 basis points for the three and six months ended June 30, 2026, respectively, due to a decline in short-term interest rates.
Interest rate swap periodic income declined for the three and six months ended June 30, 2026, primarily due to higher pay rates on our pay-fixed swaps, driven by the maturity of lower-cost swaps, an increase in our interest rate swap position at higher prevailing rates, and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings increased due to a greater allocation to interest rate swaps in our hedge portfolio. The following table summarizes our interest rate swaps outstanding during the three and six months ended June 30, 2026 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2026	2025	2026	2025
Average investment securities repo and other debt outstanding	$75,070	$59,469	$76,089	$60,582
Average net TBA dollar roll position outstanding - at cost	$12,729	$11,996	$11,543	$9,725
Average mortgage borrowings outstanding	$87,799	$71,465	$87,632	$70,307
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$75,216	$45,849	$73,421	$45,019
Ratio of average interest rate swaps to mortgage borrowings outstanding	86%	64%	84%	64%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	2.71%	1.94%	2.68%	1.84%
Average interest rate swap receive-floating rate	(3.65)%	(4.38)%	(3.66)%	(4.38)%
Average interest rate swap net pay/(receive) rate	(0.94)%	(2.44)%	(0.98)%	(2.54)%
For the three and six months ended June 30, 2026, we had an average forward starting net pay-fixed rate swap balance of $43 million and $1.1 billion, respectively. For the three and six months ended June 30, 2025, we had an average forward starting net pay-fixed rate swap balance of $63 million and $173 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding “catch-up” premium amortization) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2026	2025	2026	2025
Average asset yield	4.89%	4.87%	4.93%	4.87%
Average aggregate cost of funds	(2.89)%	(2.86)%	(2.90)%	(2.80)%
Average net interest spread	2.00%	2.01%	2.03%	2.07%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and six months ended June 30, 2026 and 2025 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Comprehensive income (loss) available (attributable) to common stockholders	$603	$(130)	$403	$(22)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	16	177	(58)	422
Unrealized (gain) loss on investment securities measured at fair value through net income, net	90	(270)	979	(1,453)
(Gain) loss on derivative instruments and other securities, net	(485)	367	(867)	1,386
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	7	(48)	15	(141)
Other adjustments:
Estimated “catch-up” premium amortization cost (benefit) due to change in CPR forecast [1]	5	(11)	—	(9)
TBA dollar roll income, net [2]	44	24	95	47
Interest rate swap periodic income (cost), net [2]	179	282	361	575
Other interest income (expense), net [2,3]	3	(3)	9	(14)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	462	388	937	791

Weighted average number of common shares outstanding - basic	1,157.6	1,017.3	1,140.2	968.0
Weighted average number of common shares outstanding - diluted	1,162.0	1,019.6	1,144.7	971.0
Net spread and dollar roll income per common share - basic	$0.40	$0.38	$0.82	$0.82
Net spread and dollar roll income per common share - diluted	$0.40	$0.38	$0.82	$0.81
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2026	2025	2026	2025
Gain (loss) on sale of investment securities, net	$(16)	$(177)	$58	$(422)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(90)	270	(979)	1,453
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(7)	48	(15)	141
Total (loss) gain on investment securities, net	$(113)	$141	$(936)	$1,172
________________________________
1.Amounts exclude gain (loss) on TBA securities, which is reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
TBA securities, dollar roll income	$44	$24	$95	$47
TBA securities, mark-to-market gain (loss)	(80)	(13)	(185)	41
Interest rate swaps, periodic income	179	282	361	575
Interest rate swaps, mark-to-market gain (loss)	461	(518)	734	(1,380)
Payer swaptions	—	(9)	—	(28)
Receiver swaptions	(15)	—	(21)	—
U.S. Treasury securities	14	(139)	125	(539)
U.S. Treasury futures contracts	(116)	4	(240)	(96)
SOFR futures contracts - long position	(4)	3	(4)	13
Other interest income (expense)	3	(3)	9	(14)
Other gain (loss)	(1)	2	(7)	(5)
Total gain (loss) on derivative instruments and other securities, net	$485	$(367)	$867	$(1,386)
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and ten times the amount of our tangible stockholders’ equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders’ equity adjusted to exclude goodwill. Our tangible net book value “at risk” leverage ratio was 7.4x and 7.2x as of June 30, 2026 and December 31, 2025, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2026 and December 31, 2025 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2026		December 31, 2025
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$79,512	89%	$72,946	85%
Debt of consolidated variable interest entities, at fair value	—	—%	56	—%
Total debt	79,512	89%	73,002	85%
TBA and forward settling non-Agency securities, at cost	9,676	11%	12,917	15%
Total mortgage borrowings	$89,188	100%	$85,919	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $10.3 billion and $12.3 billion as of June 30, 2026 and December 31, 2025, respectively.
2.As of June 30, 2026 and December 31, 2025, 44% and 44%, respectively, of our total repurchase agreements, including 49% and 51% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation’s GCF Repo service.
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
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of June 30, 2026, approximately 10% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 8%.
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
Haircut levels and initial or additional minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. Margin calls for repo and TBA transactions are typically due on the same business day, while margin calls for interest rate swaps and other derivative transactions are typically due on the next business day, subject to notice provisions. During the three and six months ended June 30, 2026, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of June 30, 2026, the weighted average haircut and initial margin on our repurchase agreements were approximately 3.3% of the value of our collateral, compared to 3.1% as of December 31, 2025. We were in compliance with all margin requirements as of June 30, 2026.
To mitigate the risk of margin calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or be sold for cash. As of June 30, 2026, our unencumbered assets totaled approximately $7.5 billion, or 63% of tangible equity, consisting of $7.5 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to approximately $7.7 billion of unencumbered assets, or 65% of tangible equity, as of December 31, 2025, consisting of $7.6 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

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
As of June 30, 2026, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was 1% of our tangible stockholders’ equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders’ equity. As of June 30, 2026, less than 11% of our tangible stockholders’ equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2026, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders’ equity.
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
Capital Markets
Equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. As of June 30, 2026, we were authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time under two separate at-the-market programs, up to a maximum aggregate offering price under each program. As of June 30, 2026, shares of our common stock with an aggregate offering price of $0.1 billion remained authorized for issuance through December 31, 2026 under one program and $2.0 billion remained authorized for issuance through December 31, 2027 under a second program.
Separately, when the trading price of our common stock is less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board. As of June 30, 2026, $1.0 billion remained authorized to repurchase shares of our common stock through December 31, 2026.
Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2026, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2026, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgment we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.7 years as of June 30, 2026, compared to 0.4 years as of December 31, 2025.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2026 and December 31, 2025 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2026 and December 31, 2025.
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

Interest Rate Sensitivity [1,2]
	June 30, 2026		December 31, 2025
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	0.0%	+0.4%	-0.2%	-2.4%
-50 Basis Points	+0.2%	+1.5%	0.0%	-0.3%
-25 Basis Points	+0.1%	+1.3%	+0.1%	+0.5%
+25 Basis Points	-0.2%	-2.3%	-0.2%	-1.6%
+50 Basis Points	-0.5%	-5.3%	-0.4%	-4.3%
+75 Basis Points	-0.9%	-8.8%	-0.8%	-7.7%
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
As of June 30, 2026 and December 31, 2025, our investment securities (excluding TBAs) had a weighted average projected CPR of 8.6% and 9.6%, respectively, and a weighted average yield of 4.91% and 4.93%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive “catch-up” premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2026		December 31, 2025
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	14.1%	4.84%	16.6%	4.79%
-50 Basis Points	11.6%	4.87%	13.6%	4.84%
-25 Basis Points	9.8%	4.89%	11.3%	4.89%
Actual as of Period End	8.6%	4.91%	9.6%	4.93%
+25 Basis Points	7.8%	4.93%	8.3%	4.96%
+50 Basis Points	7.4%	4.94%	7.5%	4.98%
+75 Basis Points	7.1%	4.95%	7.0%	5.00%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2026 and December 31, 2025 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 and 5.0 as of June 30, 2026 and December 31, 2025, respectively, based on interest rates and prices as of such dates; however, our portfolio’s sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2026		December 31, 2025
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+24.3%	+2.5%	+24.0%
-25 Basis Points	+1.3%	+12.2%	+1.2%	+12.0%
-10 Basis Points	+0.5%	+4.9%	+0.5%	+4.8%
+10 Basis Points	-0.5%	-4.9%	-0.5%	-4.8%
+25 Basis Points	-1.3%	-12.2%	-1.2%	-12.0%
+50 Basis Points	-2.5%	-24.3%	-2.5%	-24.0%
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
As of June 30, 2026, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of June 30, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was 1% and less than 1%, respectively, of tangible stockholders’ equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408), except as follows.
On June 1, 2026, Peter Federico, our President, Chief Executive Officer, Chief Investment Officer, and a Director, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 203,382 shares of our common stock. The trading arrangement will expire on December 31, 2026 or earlier if all transactions under the trading arrangement are completed.
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
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 16, 2026, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer, (Principal Executive Officer)
Date:	July 31, 2026

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	July 31, 2026