Form 10-Q
period 2026-09-30
AGNC Investment Corp.
filed 2026-10-29
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 28, 2026 was 1,273,805,642.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $86,455 and $74,149, respectively)	$91,394	$81,003
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	—	85
Credit risk transfer securities, at fair value (including pledged securities of $468 and $558, respectively)	515	606
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $7 and $13, respectively)	95	95
U.S. Treasury securities, at fair value (including pledged securities of $11,992 and $13,056, respectively)	13,028	13,477
Cash and cash equivalents	468	450
Restricted cash	1,765	1,292
Derivative assets, at fair value	851	169
Receivable for investment securities sold (including pledged securities of $198 and $149, respectively)	230	152
Receivable under reverse repurchase agreements	23,826	16,615
Goodwill	526	526
Other assets	734	607
Total assets	$133,432	$115,077
Liabilities:
Repurchase agreements	$96,719	$85,286
Debt of consolidated variable interest entities, at fair value	—	56
Payable for investment securities purchased	279	193
Derivative liabilities, at fair value	646	6
Dividends payable	197	182
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	23,542	16,452
Other liabilities	489	509
Total liabilities	121,872	102,684
Stockholders’ equity:
Preferred Stock - aggregate liquidation preference of $2,033	1,968	1,968
Common stock - $0.01 par value; 2,250 shares authorized, 1,261.8 and 1,107.6 shares issued and outstanding, respectively	13	11
Additional paid-in capital	20,827	19,261
Retained deficit	(10,770)	(8,524)
Accumulated other comprehensive loss	(478)	(323)
Total stockholders’ equity	11,560	12,393
Total liabilities and stockholders’ equity	$133,432	$115,077
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest income	$1,196	$903	$3,260	$2,579
Interest expense	794	755	2,234	2,110
Net interest income	402	148	1,026	469
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(17)	(81)	41	(503)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(5,015)	805	(5,994)	2,258
Gain (loss) on derivative instruments and other investments, net	3,301	(36)	4,168	(1,422)
Total other gain (loss), net:	(1,731)	688	(1,785)	333
Expenses:
Compensation and benefits	16	20	58	57
Other operating expense	12	10	34	29
Total operating expense	28	30	92	86
Net income (loss)	(1,357)	806	(851)	716
Dividends on preferred stock	45	42	133	115
Net income (loss) available (attributable) to common stockholders	$(1,402)	$764	$(984)	$601

Net income (loss)	$(1,357)	$806	$(851)	$716
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(140)	61	(155)	202
Comprehensive income (loss)	(1,497)	867	(1,006)	918
Dividends on preferred stock	45	42	133	115
Comprehensive income (loss) available (attributable) to common stockholders	$(1,542)	$825	$(1,139)	$803

Weighted average number of common shares outstanding - basic	1,200.5	1,053.0	1,160.5	996.7
Weighted average number of common shares outstanding - diluted	1,200.5	1,056.6	1,160.5	999.9
Net income (loss) per common share - basic	$(1.17)	$0.73	$(0.85)	$0.60
Net income (loss) per common share - diluted	$(1.17)	$0.72	$(0.85)	$0.60
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2025	$1,634	1,041.7	$10	$18,575	$(9,422)	$(450)	$10,347
Net income	—	—	—	—	806	—	806
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	61	61
Stock-based compensation, net	—	—	—	9	—	—	9
Issuance of preferred stock, net of offering cost	334	—	—	—	—	—	334
Issuance of common stock	—	31.0	1	308	—	—	309
Preferred dividends declared	—	—	—	—	(42)	—	(42)
Common dividends declared	—	—	—	—	(380)	—	(380)
Balance, September 30, 2025	$1,968	1,072.7	$11	$18,892	$(9,038)	$(389)	$11,444

Balance, June 30, 2026	$1,968	1,164.2	$12	$19,830	$(8,929)	$(338)	$12,543
Net loss	—	—	—	—	(1,357)	—	(1,357)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(140)	(140)
Stock-based compensation, net	—	—	—	6	—	—	6
Issuance of common stock	—	97.6	1	991	—	—	992
Preferred dividends declared	—	—	—	—	(45)	—	(45)
Common dividends declared	—	—	—	—	(439)	—	(439)
Balance, September 30, 2026	$1,968	1,261.8	$13	$20,827	$(10,770)	$(478)	$11,560

Balance, December 31, 2024	$1,634	897.4	$9	$17,264	$(8,554)	$(591)	$9,762
Net income	—	—	—	—	716	—	716
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	202	202
Stock-based compensation, net	—	2.0	—	13	—	—	13
Issuance of preferred stock	334	—	—	—	—	—	334
Issuance of common stock	—	173.3	2	1,615	—	—	1,617
Preferred dividends declared	—	—	—	—	(115)	—	(115)
Common dividends declared	—	—	—	—	(1,085)	—	(1,085)
Balance, September 30, 2025	$1,968	1,072.7	$11	$18,892	$(9,038)	$(389)	$11,444

Balance, December 31, 2025	$1,968	1,107.6	$11	$19,261	$(8,524)	$(323)	$12,393
Net loss	—	—	—	—	(851)	—	(851)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(155)	(155)
Stock-based compensation, net	—	2.4	—	8	—	—	8
Issuance of common stock	—	151.8	2	1,558	—	—	1,560
Preferred dividends declared	—	—	—	—	(133)	—	(133)
Common dividends declared	—	—	—	—	(1,262)	—	(1,262)
Balance, September 30, 2026	$1,968	1,261.8	$13	$20,827	$(10,770)	$(478)	$11,560
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$(851)	$716
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	65	126
Stock-based compensation, net	8	13
(Gain) loss on sale of investment securities, net	(41)	503
Unrealized (gain) loss on investment securities measured at fair value through net income, net	5,994	(2,258)
(Gain) loss on derivative instruments and other securities, net	(4,168)	1,422
Increase in other assets	(24)	(82)
Increase in other liabilities	26	85
Net cash provided by operating activities	1,009	525
Investing activities:
Purchases of Agency mortgage-backed securities	(47,738)	(33,357)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(2)	(68)
Proceeds from sale of Agency mortgage-backed securities	22,613	18,794
Proceeds from sale of credit risk transfer and non-Agency securities	15	270
Principal collections on Agency mortgage-backed securities	8,666	5,237
Principal collections on credit risk transfer and non-Agency securities	66	25
Payments on U.S. Treasury securities	(40,625)	(28,564)
Proceeds from U.S. Treasury securities	48,692	27,440
Net payments on reverse repurchase agreements	(6,707)	(3,578)
Net proceeds from (payments on) derivative instruments	2,946	(707)
Net cash used in investing activities	(12,074)	(14,508)
Financing activities:
Proceeds from repurchase arrangements	8,052,340	4,968,577
Payments on repurchase agreements	(8,040,907)	(4,955,223)
Payments on debt of consolidated variable interest entities	(57)	(9)
Net proceeds from preferred stock issuance	—	334
Net proceeds from common stock issuances	1,560	1,617
Cash dividends paid	(1,380)	(1,173)
Net cash provided by financing activities	11,556	14,123
Net change in cash, cash equivalents and restricted cash	491	140
Cash, cash equivalents and restricted cash at beginning of period	1,742	1,771
Cash, cash equivalents and restricted cash at end of period	$2,233	$1,911

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$468	$450
Restricted cash	1,765	1,461
Total cash, cash equivalents and restricted cash, end of period	$2,233	$1,911
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). We did not recognize any loss on available-for-sale securities through net income that we held as of September 30, 2026 because, as of such date, we neither intended to sell any securities in an unrealized loss position nor was it more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, primary to secondary mortgage rate spreads, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service for reasonableness with consideration given to both historical prepayment speeds and current market conditions. If, based on our assessment, we believe that the third-party model does not fully reflect our expectations of the current prepayment landscape, we may make adjustments to the models. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and our current estimate of future prepayments. We are required to record an adjustment in the current period to premium amortization / discount accretion for the cumulative effect of the difference in the effective yields as if the recalculated yield had been in place as of the security’s acquisition date through the reporting date.
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
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in our accompanying consolidated balance sheets and to measure those instruments at fair value. None of our derivative instruments have been designated as hedging instruments for accounting purposes under the provisions of ASC 815; consequently, changes in the fair value of our derivative instruments are reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
U.S. Treasury securities and U.S. Treasury futures contracts
We use U.S. Treasury securities and U.S. Treasury futures contracts to mitigate the potential impact of changes in interest rates on the performance of our portfolio. We enter into short-sales of U.S. Treasury securities by borrowing the securities under reverse repurchase agreements and selling them into the market. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying consolidated balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Treasury futures contracts are standardized contracts that obligate us to sell or buy U.S. Treasury securities for future delivery. Gains and losses associated with U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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

Note 3. Investment Securities
As of September 30, 2026 and December 31, 2025, our investment portfolio consisted of $91.9 billion and $81.7 billion of investment securities, at fair value, respectively, $2.4 billion and $13.0 billion of net TBA securities, at fair value, respectively, and other mortgage credit investments of $72 million and $70 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $(70) million and $71 million as of September 30, 2026 and December 31, 2025, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.

As of September 30, 2026 and December 31, 2025, our investment securities had a net unamortized premium balance of $0.3 billion and $1.0 billion, respectively.
The following tables summarize our investment securities as of September 30, 2026 and December 31, 2025, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	September 30, 2026		December 31, 2025
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$92,931	$86,874	$77,643	$77,483
Adjustable rate	796	778	858	867
CMO	73	69	85	83
Interest-only and principal-only strips	121	110	122	116
Multifamily	3,750	3,563	2,521	2,539
Total Agency RMBS	97,671	91,394	81,229	81,088
Non-Agency RMBS [1]	16	14	16	15
CMBS	10	9	11	10
CRT securities	481	515	561	606
Total investment securities	$98,178	$91,932	$81,817	$81,719

	September 30, 2026					December 31, 2025
		Non-Agency [1]					Non-Agency [1]
Investment Securities	Agency RMBS	RMBS	CMBS	CRT	Total	Agency RMBS	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value [2]	$3,098	$—	$—	$—	$3,098	$3,517	$—	$—	$—	$3,517
Unamortized discount	—	—	—	—	—	—	—	—	—	—
Unamortized premium	185	—	—	—	185	210	—	—	—	210
Amortized cost	3,283	—	—	—	3,283	3,727	—	—	—	3,727
Gross unrealized gains	—	—	—	—	—	—	—	—	—	—
Gross unrealized losses	(478)	—	—	—	(478)	(323)	—	—	—	(323)
Total available-for-sale securities, at fair value	2,805	—	—	—	2,805	3,404	—	—	—	3,404
Securities remeasured at fair value through earnings:
Par value [2]	94,314	18	11	476	94,819	76,729	18	11	555	77,313
Unamortized discount	(1,137)	(3)	(1)	(7)	(1,148)	(521)	(3)	—	(10)	(534)
Unamortized premium	1,211	1	—	12	1,224	1,294	1	—	16	1,311
Amortized cost	94,388	16	10	481	94,895	77,502	16	11	561	78,090
Gross unrealized gains	3	—	—	34	37	1,129	1	—	45	1,175
Gross unrealized losses	(5,802)	(2)	(1)	—	(5,805)	(947)	(2)	(1)	—	(950)
Total securities remeasured at fair value through earnings	88,589	14	9	515	89,127	77,684	15	10	606	78,315
Total securities, at fair value	$91,394	$14	$9	$515	$91,932	$81,088	$15	$10	$606	$81,719
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $72 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.
2.Par value excludes interest-only securities. As of September 30, 2026 and December 31, 2025, Agency RMBS interest-only securities had a par value of $6,388 million and $4,475 million, respectively, and non-Agency interest-only securities had a par value of $16 million and $16 million, respectively.

The following table presents the Company’s Agency RMBS portfolio by issuing GSE or U.S. Government agency at fair value as of September 30, 2026 and December 31, 2025 (in millions):

Investment Type	September 30, 2026	December 31, 2025
Fannie Mae	$48,026	$43,148
Freddie Mac	43,279	37,670
Ginnie Mae	89	270
Total	$91,394	$81,088
As of September 30, 2026 and December 31, 2025, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2026			December 31, 2025
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$—	$—	$1	$—
AA	8	—	—	13	—	—
A	—	1	—	—	—	—
BBB	13	1	5	—	2	5
BB	23	—	—	46	—	—
B	10	—	—	11	—	5
Not Rated	461	11	4	536	12	—
Total	$515	$14	$9	$606	$15	$10
 ________________________________
1.Represents the lowest of Standard and Poor’s (“S&P”), Moody’s, Fitch, DBRS, Kroll Bond Rating Agency (“KBRA”) and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $72 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.

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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2026 and December 31, 2025, the weighted average expected constant prepayment rate (“CPR”) over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 6.7% and 9.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2026 and December 31, 2025 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2026				December 31, 2025
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$773	$767	6.52%	6.45%	$4,670	$4,630	6.59%	5.50%
> 3 years and ≤ 5 years	1,209	1,263	4.10%	4.64%	19,068	18,755	5.85%	5.50%
> 5 years and ≤ 10 years	65,977	70,751	5.09%	4.90%	55,562	56,048	4.86%	4.68%
> 10 years	23,973	25,397	4.92%	5.23%	2,419	2,384	4.93%	5.11%
Total	$91,932	$98,178	5.04%	4.99%	$81,719	$81,817	5.19%	4.93%
 ________________________________
1.Table excludes other mortgage credit investments of $72 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026	$—	$—	$2,795	$(478)	$2,795	$(478)
December 31, 2025	$—	$—	$3,391	$(323)	$3,391	$(323)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2026 and 2025 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2026			2025
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(1,483)	$(1,483)	$—	$(8,055)	$(8,055)
Proceeds from investment securities sold [1]	—	1,466	1,466	—	7,974	7,974
Net gain (loss) on sale of investment securities	$—	$(17)	$(17)	$—	$(81)	$(81)

Gross gain on sale of investment securities	$—	$6	$6	$—	$66	$66
Gross loss on sale of investment securities	—	(23)	(23)	—	(147)	(147)
Net gain (loss) on sale of investment securities	$—	$(17)	$(17)	$—	$(81)	$(81)

	Nine Months Ended September 30,
	2026			2025
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(93)	$(22,572)	$(22,665)	$(109)	$(20,959)	$(21,068)
Proceeds from investment securities sold [1]	87	22,619	22,706	95	20,470	20,565
Net gain (loss) on sale of investment securities	$(6)	$47	$41	$(14)	$(489)	$(503)

Gross gain on sale of investment securities	$—	$131	$131	$—	$99	$99
Gross loss on sale of investment securities	(6)	(84)	(90)	(14)	(588)	(602)
Net gain (loss) on sale of investment securities	$(6)	$47	$41	$(14)	$(489)	$(503)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During the nine months ended September 30, 2026 and 2025, we received principal repayments on available-for-sale securities of $333 million and $408 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security, and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as “margin calls.” Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2026, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of September 30, 2026 and December 31, 2025, we had $96.7 billion and $85.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-

party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026			December 31, 2025
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment Securities Repo:
≤ 1 month	$83,637	3.95%	9	$69,997	3.98%	11
> 1 to ≤ 3 months	2,066	3.94%	48	2,949	4.01%	49
Total Investment Securities Repo	85,703	3.95%	10	72,946	3.98%	12
U.S. Treasury Repo:
≤ 1 month	11,016	3.94%	1	12,340	3.90%	2
Total Repo	$96,719	3.95%	9	$85,286	3.97%	11
As of September 30, 2026 and December 31, 2025, $39.8 billion and $27.5 billion, respectively, of our investment securities repurchase agreements and $11.0 billion and $10.9 billion, respectively, of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2026, we had $31.7 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 3.95%. As of December 31, 2025, we had $24.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 2 days and a weighted average interest rate of 3.81%. As of September 30, 2026 and December 31, 2025, 59% and 57%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC (“BES”). Amounts sourced through BES include funding from the General Collateral Finance Repo service (“GCF Repo”) offered by the Fixed Income Clearing Corporation (“FICC”), which totaled 43% and 44% of our repurchase agreement funding outstanding as of September 30, 2026 and December 31, 2025, respectively.
Reverse Repurchase Agreements
As of September 30, 2026 and December 31, 2025, we had $23.8 billion and $16.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $23.5 billion and $16.5 billion, respectively. As of September 30, 2026 and December 31, 2025, $6.0 billion and $5.2 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

Note 5. Derivative and Other Hedging Instruments
For the periods presented, our interest rate based hedges primarily consisted of interest rate swaps, interest rate swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. We also utilized forward contracts consisting of TBA securities, for the purchase and sale of Agency RMBS. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2026 and December 31, 2025 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2026	December 31, 2025
Interest rate swaps [1]	Derivative assets, at fair value	$48	$57
Swaptions	Derivative assets, at fair value	33	24
TBA securities	Derivative assets, at fair value	386	77
U.S. Treasury futures - long	Derivative assets, at fair value	—	3
U.S. Treasury futures - short	Derivative assets, at fair value	384	8
Total derivative assets, at fair value		$851	$169

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA securities	Derivative liabilities, at fair value	(456)	(6)
U.S. Treasury futures - long	Derivative liabilities, at fair value	(190)	—
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(646)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$13,028	$13,477
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(23,542)	(16,452)
Total U.S. Treasury securities, net at fair value		$(10,514)	$(2,975)
________________________________
1.As of September 30, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $4.2 billion and $1.3 billion, respectively. As of September 30, 2026, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net asset (liability) of $(9) million.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2026 and December 31, 2025 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	September 30, 2026				December 31, 2025
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Variable Receive Rate [1]	Average Maturity (Years)
≤ 1 year	$3,750	0.26%	3.90%	0.6	$7,300	0.20%	3.80%	0.5
> 1 to ≤ 3 years	31,271	2.85%	3.90%	1.6	20,421	2.38%	3.86%	2.1
> 3 to ≤ 5 years	8,250	2.58%	3.90%	4.0	8,970	2.26%	3.85%	4.5
> 5 to ≤ 7 years	15,896	3.30%	3.90%	6.2	13,980	3.43%	3.87%	6.8
> 7 to ≤ 10 years	13,671	3.59%	3.90%	8.5	13,961	3.43%	3.87%	8.6
> 10 years	1,770	4.47%	3.90%	12.5	—	—%	—%	0.0
Total	$74,608	2.96%	3.90%	4.3	$64,632	2.57%	3.86%	4.7
________________________________
1.As of September 30, 2026, 98% and 2% of notional amount receive index references SOFR and OIS, respectively. As of December 31, 2025, 95% and 5% of notional amount receive index references SOFR and OIS, respectively.

Receiver Swaptions		Option			Underlying Receiver Swap
	Option Expiration Date	Cost Basis	Fair Value	Average Months to Option Expiration Date	Notional Amount	Average Fixed Receive Rate [1]	Average Term (Years)
September 30, 2026	≤ 1 year	$53	$33	8	$6,250	4.04%	9.3
December 31, 2025	≤ 1 year	$70	$24	9	$7,000	3.04%	9.2
________________________________
1.Pay index references SOFR.

U.S. Treasury Securities [1]	September 30, 2026			December 31, 2025
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$9,476	$9,441	$9,297	$12,470	$12,465	$12,467
> 5 to ≤ 7 years	(212)	(210)	(206)	(838)	(834)	(774)
> 7 to ≤ 10 years	(18,902)	(18,575)	(17,652)	(12,390)	(12,334)	(12,493)
> 10 years	(2,162)	(2,208)	(1,953)	(2,162)	(2,210)	(2,175)
Total U.S. Treasury securities, net	$(11,800)	$(11,552)	$(10,514)	$(2,920)	$(2,913)	$(2,975)
________________________________
1.As of September 30, 2026 and December 31, 2025, short U.S. Treasury securities totaling $(23.5) billion and $(16.5) billion, at fair value, respectively, had a weighted average yield of 4.48% and 4.21%, respectively. As of September 30, 2026 and December 31, 2025, long U.S. Treasury securities totaling $13.0 billion and $13.5 billion, at fair value, respectively, had a weighted average yield of 3.76% and 3.67%, respectively.

U.S. Treasury Futures[1]	September 30, 2026				December 31, 2025
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [2]
≤ 5 years	$3,163	$3,254	$3,215	$(39)	$—	$—	$—	$—
> 5 to ≤ 7 years	3,504	3,803	3,652	(151)	4,606	5,175	5,178	3
> 7 to ≤ 10 years	(3,460)	(3,777)	(3,633)	144	—	—	—	—
> 10 years	(3,710)	(4,048)	(3,808)	240	(3,210)	(3,718)	(3,710)	8
Total U.S. Treasury futures, net	$(503)	$(768)	$(574)	$194	$1,396	$1,457	$1,468	$11
________________________________
1.As of September 30, 2026 and December 31, 2025, short U.S. Treasury futures totaled $(7.4) billion and $(3.7) billion, at fair value, respectively. As of September 30, 2026 and December 31, 2025, long U.S. Treasury futures totaled $6.9 billion and $5.2 billion, at fair value, respectively.
2.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2026				December 31, 2025
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$267	$289	$260	$(29)	$148	$151	$151	$—
Total 15-Year TBA securities	267	289	260	(29)	148	151	151	—
30-Year TBA securities:
≤ 3.0%	1,213	991	942	(49)	—	—	—	—
3.5%	—	—	—	—	452	415	417	2
4.0%	—	—	—	—	—	—	—	—
4.5%	(4,646)	(4,335)	(4,167)	168	5,317	5,156	5,193	37
5.0%	(3,987)	(3,822)	(3,677)	145	5,679	5,643	5,666	23
5.5%	6,453	6,389	6,156	(233)	1,842	1,851	1,857	6
6.0%	985	986	965	(21)	1,745	1,780	1,786	6
≥ 6.5%	1,885	1,940	1,889	(51)	(2,003)	(2,079)	(2,082)	(3)
Total 30-Year TBA securities, net	1,903	2,149	2,108	(41)	13,032	12,766	12,837	71
Total TBA securities, net	$2,170	$2,438	$2,368	$(70)	$13,180	$12,917	$12,988	$71
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
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2026:
TBA securities, net	$10,047	28,827	(36,704)	$2,170	$(106)
Interest rate swaps - payer	$73,752	4,156	(3,300)	$74,608	2,205
Credit default swaps - buy protection	$—	(1,000)	500	$(500)	—
Receiver swaptions	$(7,750)	(4,500)	6,000	$(6,250)	(34)
U.S. Treasury securities - short position	$(18,370)	(10,449)	3,644	$(25,175)	1,142
U.S. Treasury securities - long position	$12,500	2,197	(1,322)	$13,375	(164)
U.S. Treasury futures contracts - short position	$(4,920)	(8,919)	6,669	$(7,170)	551
U.S. Treasury futures contracts - long position	$8,667	11,417	(13,417)	$6,667	(301)
					$3,293

Three months ended September 30, 2025:
TBA securities, net	$8,407	53,321	(47,762)	$13,966	$150
Interest rate swaps - payer	$45,096	6,750	(3,750)	$48,096	(27)
Payer swaptions	$2,000	—	(2,000)	$—	(1)
Receiver Swaptions	$(150)	(7,000)	150	$(7,000)	(15)
U.S. Treasury securities - short position	$(21,396)	(4,543)	5,225	$(20,714)	(148)
U.S. Treasury securities - long position	$3,545	5,780	(3,429)	$5,896	15
U.S. Treasury futures contracts - short position	$(1,964)	(2,255)	2,622	$(1,597)	(27)
					$(53)

Nine months ended September 30, 2026:
TBA securities, net	$13,180	133,892	(144,902)	$2,170	$(196)
Interest rate swaps - payer	$64,632	55,176	(45,200)	$74,608	3,300
Credit default swaps - buy protection	$—	(1,000)	500	$(500)	—
Receiver swaptions	$(7,000)	(8,250)	9,000	$(6,250)	(55)
U.S. Treasury securities - short position	$(16,378)	(20,788)	11,991	$(25,175)	1,401
U.S. Treasury securities - long position	$13,458	28,004	(28,087)	$13,375	(298)
U.S. Treasury futures contracts - short position	$(3,210)	(18,758)	14,798	$(7,170)	555
U.S. Treasury futures contracts - long position	$4,606	48,616	(46,555)	$6,667	(545)
					$4,162

Nine months ended September 30, 2025:
TBA securities, net	$6,955	116,987	(109,976)	$13,966	$238
Interest rate swaps - payer	$39,646	17,500	(9,050)	$48,096	(832)
Payer swaptions	$2,000	1,500	(3,500)	$—	(29)
Receiver swaptions	$(150)	(7,000)	150	$(7,000)	(15)
U.S. Treasury securities - short position	$(17,792)	(16,335)	13,413	$(20,714)	(747)
U.S. Treasury securities - long position	$1,585	15,136	(10,825)	$5,896	75
U.S. Treasury futures contracts - short position	$(4,373)	(9,060)	11,836	$(1,597)	(110)
U.S. Treasury futures contracts - long position	$—	1,350	(1,350)	$—	(13)
					$(1,433)
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of September 30, 2025, we held SOFR futures contracts with a long notional position of $1.2 billion measured on a two-year swap equivalent basis. As of September 30, 2026, we did not hold any SOFR futures contracts. For the three and nine months ended September 30, 2026, we recognized a gain of $6 million and $2 million, respectively, and for the three and nine months ended September 30, 2025, we recognized a gain of $8 million and $21 million, respectively, on our SOFR futures contracts in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
Margin requirements for centrally cleared repurchase agreements executed through the FICC are determined in accordance with the FICC’s clearing rules. These include an initial margin requirement, calculated daily using a Value-at-Risk (“VaR”) model, which takes into account any offsetting risk sensitivities of positions such as repos and reverse repos and is intended to protect the FICC against potential future exposure from a member default. The FICC also imposes variation margin based on amounts borrowed plus accrued interest, adjusted daily for fluctuations in collateral value, which is intended to cover our current repo exposure. Initial margin posted to the FICC may also be mutualized, meaning it can be used to absorb losses from the default of another clearing member, subject to applicable caps and withdrawal provisions.
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
As of September 30, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements (i.e., the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables), excluding the FICC, was less than 2% of our tangible stockholders’ equity. As of September 30, 2026, less than 14% of our tangible stockholders’ equity was at risk with the FICC.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026
Assets Pledged to Counterparties [1]	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$86,639	$—	$14	$86,653
CRT - fair value	468	—	—	468
Non-Agency - fair value	7	—	—	7
U.S. Treasury securities - fair value	11,520	—	485	12,005
Accrued interest on pledged securities	457	—	2	459
Restricted cash	505	—	1,260	1,765
Total	$99,596	$—	$1,761	$101,357

	December 31, 2025
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$74,213	$85	$115	$74,413
CRT - fair value	558	—	—	558
Non-Agency - fair value	13	—	—	13
U.S. Treasury securities - fair value	12,636	—	440	13,076
Accrued interest on pledged securities	430	—	4	434
Restricted cash	44	—	1,248	1,292
Total	$87,894	$85	$1,807	$89,786
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2026 and December 31, 2025 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2026			December 31, 2025
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities [1]	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$95,731	$101,601	$446	$83,600	$83,502	$415
> 1 and ≤ 2 months	1,862	2,039	7	3,324	3,435	13
> 2 and ≤ 3 months	1,041	1,120	4	496	503	2
> 3 months	—	—	—	—	—	—
Total	$98,634	$104,760	$457	$87,420	$87,440	$430
________________________________
1.Includes $30 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2025.
Assets Pledged from Counterparties
As of September 30, 2026 and December 31, 2025, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2026				December 31, 2025
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency securities - fair value	$—	$—	$—	$—	$—	$—	$33	$33
U.S. Treasury securities - fair value	23,414	—	2	23,416	16,429	—	10	16,439
Cash	—	18	42	60	—	100	19	119
Total	$23,414	$18	$44	$23,476	$16,429	$100	$62	$16,591

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2026
Interest rate swap and swaption agreements, at fair value [1]	$81	$—	$81	$—	$(18)	$63
TBA securities, at fair value [1]	386	—	386	(386)	—	—
Receivable under reverse repurchase agreements	23,826	—	23,826	(12,130)	(11,696)	—
Total	$24,293	$—	$24,293	$(12,516)	$(11,714)	$63

December 31, 2025
Interest rate swap and swaption agreements, at fair value [1]	$81	$—	$81	$—	$(24)	$57
TBA securities, at fair value [1]	77	—	77	(6)	(71)	—
Receivable under reverse repurchase agreements	16,615	—	16,615	(12,503)	(4,112)	—
Total	$16,773	$—	$16,773	$(12,509)	$(4,207)	$57

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2026
TBA securities, at fair value [1]	$456	$—	$456	$(386)	$(70)	$—
Repurchase agreements	96,719	—	96,719	(12,130)	(84,589)	—
Total	$97,175	$—	$97,175	$(12,516)	$(84,659)	$—

December 31, 2025
TBA securities, at fair value [1]	$6	$—	$6	$(6)	$—	$—
Repurchase agreements	85,286	—	85,286	(12,503)	(72,783)	—
Total	$85,292	$—	$85,292	$(12,509)	$(72,783)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2026 and December 31, 2025, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$91,394	$—	$—	$81,003	$—
Agency securities transferred to consolidated VIEs	—	—	—	—	85	—
Credit risk transfer securities	—	515	—	—	606	—
Non-Agency securities	—	23	—	—	25	—
U.S. Treasury securities	13,028	—	—	13,477	—	—
Interest rate swaps [1]	—	48	—	—	57	—
Swaptions	—	33	—	—	24	—
TBA securities	—	386	—	—	77	—
U.S. Treasury futures	384	—	—	11	—	—
Total	$13,412	$92,399	$—	$13,488	$81,877	$—
Liabilities:
Debt of consolidated VIEs	$—	$—	$—	$—	$56	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	23,542	—	—	16,452	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	456	—	—	6	—
U.S. Treasury futures	190	—	—	—	—	—
Total	$23,732	$456	$—	$16,452	$62	$—
________________________________
1.As of September 30, 2026 and December 31, 2025, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset of $4.2 billion and $1.3 billion, respectively, based on “Level 2” inputs. As of September 30, 2026, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was a net liability of $9 million based on “Level 2” inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of September 30, 2026 and December 31, 2025, the fair value of our repurchase agreements approximated cost, given their short-term nature (less than one year) and because the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables was determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using “Level 1” or “Level 2” inputs. As of September 30, 2026 and December 31, 2025, the carrying value of other mortgage credit investments reported under the equity method of accounting was $72 million and $70 million, respectively.

Note 8. Net Income (Loss) Per Common Share
Basic net income (loss) per common share is computed by dividing (i) net income (loss) available (attributable) to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time- and performance-based restricted stock units (“RSUs”) that were outstanding during the period, which were granted under our long-term incentive program to employees and non-employee members of the Board of Directors (the “Board”). Diluted net income (loss) per common share assumes the issuance of all potential common stock equivalents unless doing so would reduce a loss or increase income per common share. Our potential common stock equivalents consist of unvested time- and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of common shares issued and outstanding	1,197.8	1,051.2	1,157.5	994.8
Weighted average number of fully vested restricted stock units outstanding	2.7	1.8	3.0	1.9
Weighted average number of common shares outstanding - basic	1,200.5	1,053.0	1,160.5	996.7
Weighted average number of dilutive unvested restricted stock units outstanding	—	3.6	—	3.2
Weighted average number of common shares outstanding - diluted	1,200.5	1,056.6	1,160.5	999.9
Net income (loss) available (attributable) to common stockholders	$(1,402)	$764	$(984)	$601
Net income (loss) per common share - basic	$(1.17)	$0.73	$(0.85)	$0.60
Net income (loss) per common share - diluted	$(1.17)	$0.72	$(0.85)	$0.60
For the three and nine months ended September 30, 2026, 4.6 million and 4.5 million, respectively, of potentially dilutive unvested time- and performance-based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because inclusion of such RSUs would have otherwise been anti-dilutive for the period.

Note 9. Stockholders’ Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2026 and December 31, 2025, 13,800, 10,350, 16,100, 23,000, 6,900 and 13,800 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock and 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock, respectively (referred to as “Series C, D, E, F, G and H Preferred Stock,” respectively). As of September 30, 2026 and December 31, 2025, 13,000, 9,400, 16,100, 23,000, 6,000 and 13,800 shares of Series C, D, E, F, G and H Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2026 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [1,2]	First Optional Redemption Date / Conversion Date [2,3]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.16547%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	8.38647%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	9.04747%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	8.75147%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.75000%	October 15, 2027
Fixed-Rate:
Series H	September 10, 2025	13.8	334	345	8.75000%	October 15, 2030
Total		81.3	$1,968	$2,033
________________________________
1.The depositary shares underlying our preferred stock accrue dividends on the $25.00 liquidation preference per depositary share from the issuance date until they are redeemed in accordance with their terms. The per annum dividend rates for the depositary shares underlying the Series C, D, E and F Preferred Stock represent the rates in effect as of September 30, 2026, and are reset quarterly. The depositary shares underlying the Series G

Preferred Stock accrue dividends at an initial annual fixed rate until the fixed-rate-reset conversion date, after which dividends on these depositary shares accrue on a fixed-rate-reset basis equal to the conversion rate plus a fixed spread. The depositary shares underlying the Series H Preferred Stock accrue dividends at a fixed rate.
2.The Series C, D, E and F dividends accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus spreads of 5.111%, 4.332%, 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year U.S. Treasury rate plus a spread of 4.39% per annum and will reset in accordance with the certificate of designations for such series.
3.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S. federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time, up to a maximum aggregate offering price. As of September 30, 2026, shares of our common stock with an aggregate offering price of $1.1 billion remained authorized for issuance under this program through December 31, 2027. The following table includes a summary of shares of our common stock issued under the sales agreements during the three and nine months ended September 30, 2026 and 2025 (in millions, except for per share data).

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Three months ended:
September 30, 2026	$10.17	97.6	$992
September 30, 2025	$9.95	31.0	$309
Nine months ended:
September 30, 2026	$10.28	151.8	$1,560
September 30, 2025	$9.33	173.3	$1,617
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2026	2025	2026	2025
Beginning Balance	$(338)	$(450)	$(323)	$(591)
OCI before reclassifications	(140)	61	(161)	188
Net (gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—	6	14
Ending Balance	$(478)	$(389)	$(478)	$(389)

Note 10. Segment Reporting
Our investment portfolio consists primarily of Agency RMBS, and we fund our investments primarily through collateralized borrowings structured as repurchase agreements. As part of our operations, we are exposed to market risks, including interest rate, prepayment, extension, spread, and credit risks.
Our portfolio is managed as a whole, with investment and hedging decisions assessed collectively by the Chief Operating Decision Maker (“CODM”). The CODM, represented by our Chief Executive Officer with the support of our Executive Management Committee, allocates resources and evaluates financial performance by considering the market risks identified above. The CODM also considers factors such as total assets and repurchase agreements outstanding, as reported on the consolidated balance sheet; our TBA position, as disclosed in Note 5. Derivative and Other Hedging Instruments; our ability to hedge certain risks; and our intention to qualify as a REIT. Consequently, the Company operates as a single reportable segment, as reflected in the accompanying consolidated financial statements and notes.
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

Note 11. Subsequent Event
Common Stock Repurchase Program
We have maintained a stock repurchase plan that enables us to repurchase shares of our common stock from time to time. We intend to repurchase shares under the stock repurchase plan only when the repurchase price is equal to or less than our then-current estimate of tangible net book value per common share. Our existing stock repurchase plan, which had $1 billion in remaining capacity, was due to expire on December 31, 2026. During October 2026, our Board of Directors terminated this stock repurchase plan and replaced it with a new plan authorizing us to repurchase up to $1 billion of common stock through December 31, 2028. Under the new plan, we may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our stock repurchase plan may be limited or terminated at any time without prior notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of AGNC Investment Corp.’s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Market Trends
Fixed income markets experienced significant pressure during the third quarter of 2026, particularly in the final weeks of September, as a confluence of adverse developments caused investor sentiment to turn decidedly bearish, interest rates to increase sharply, and interest rate volatility to spike. Instability in the U.S. Treasury market drove pronounced weakness in the Agency RMBS market, and Agency RMBS was the worst performing sector of the Bloomberg U.S. Aggregate Bond Index during the quarter. Consistent with the material underperformance of our underlying asset class, AGNC's economic return on tangible common equity per share was -12.7% for the third quarter.1
The challenging fixed income environment was driven by a number of negative catalysts, including substantial monetary policy uncertainty, mixed inflation data, historically high levels of corporate debt issuance, heightened geopolitical risk, elevated energy prices associated with the conflict in the Middle East, and stronger-than-expected domestic economic growth. Monetary policy uncertainty was potentially the most significant of these factors. At the Jackson Hole Economic Symposium in August, Federal Reserve (“Fed”) Chairman Warsh signaled a more restrictive policy stance, and the Fed raised the federal funds rate by 25 basis points at its September meeting, its first increase since 2023. Although Chairman Warsh characterized the increase as the removal of a “dose of accommodation,” the market's subsequent repricing of monetary policy expectations was considerably sharper. In late February 2026, federal funds futures reflected the expectation of three rate cuts by year-end, consistent with the Fed's own projections and its gradual progression toward a neutral policy stance. Following the September rate increase, however, federal funds futures priced in four additional rate increases by mid-2027, representing a 200-basis-point increase in the expected path of monetary policy over a very short period of time.
Against this backdrop, the yield on the 10-year U.S. Treasury increased 82 basis points during the quarter to 5.29%, with 54 basis points of that increase occurring in September. A quarterly increase of that magnitude has occurred on only four other occasions over the last 30 years. This weakness in the U.S. Treasury market extended to other fixed income asset classes, as evidenced by the approximately -3.5% total return of the Bloomberg U.S. Aggregate Bond Index for the third quarter.
Agency RMBS Performance Drivers
As is often the case when U.S. Treasury yields rise sharply, Agency RMBS experienced greater weakness than other fixed income sectors during the third quarter. The Bloomberg U.S. Mortgage Backed Securities Index (the “Agency MBS Index”) generated a total return of approximately -4.25% for the quarter and, on a duration-matched basis, underperformed U.S. Treasuries by nearly 120 basis points. Since 2010, the Agency MBS Index has underperformed U.S. Treasuries by a wider margin in only two other quarters: the third quarter of 2022, when the Fed raised short-term interest rates by 150 basis points while rapidly reducing its balance sheet, and the third quarter of 2011, when the S&P 500 Index declined 14% and the 10-year U.S. Treasury yield fell below 2%.
Agency RMBS underperformance was fairly uniform across the coupon stack, with negative excess returns by coupon, as measured by the Agency MBS Index, ranging from 110 to 140 basis points. Middle-coupon securities modestly underperformed lower-coupon securities, which benefited from limited supply and bond fund inflows, and higher-coupon securities, which experienced sharply reduced prepayment risk as interest rates moved higher. At quarter-end, the spread differential between current-coupon Agency RMBS and a blend of hedges was approximately 165 basis points against the swap curve and 135 basis points against the Treasury curve, in each case approximately 20 basis points higher than at June 30, 2026, placing Agency RMBS spreads near the upper end of their multi-year trading range.
Market Outlook
Despite the challenging environment, we believe there are a number of reasons for optimism in the outlook for Agency RMBS once interest rate volatility subsides. First, the return profile of Agency RMBS is considerably more attractive at current valuation levels. At quarter-end, the yield on a new production current-coupon Agency RMBS was approximately 6.4%, which, for a security backed by the support of the U.S. government, should appeal to a broad range of investors. For hedged investors, the return opportunity is also compelling, with spreads to benchmark rates ending the quarter near the upper end of their multi-year trading range. Agency RMBS also appear increasingly attractive relative to investment grade corporate debt.
Second, mortgage cash flows have become more stable. As interest rates increase, the duration of Agency RMBS also increases, reflecting the extension risk inherent in mortgage-backed securities. At a certain rate level, however, mortgage durations plateau and become relatively insensitive to further rate increases. Given the magnitude of the increase in interest rates during the third quarter, we believe that inflection point has largely been reached and that the vast majority of the duration extension in the mortgage universe has already occurred. Prepayment risk has also diminished. With the primary mortgage rate meaningfully above the average note rate of the outstanding mortgage universe, less than 2% of outstanding Agency RMBS has a refinance incentive of 50 basis points or more, and a one percentage point decline in mortgage rates would increase that share to only approximately 10%.
Third, supply and demand technicals continue to support favorable Agency RMBS performance once interest rate volatility subsides. With the 30-year primary mortgage rate near 7.4% at quarter-end and seasonal factors that typically slow origination activity late in the year, the supply of new Agency RMBS for the remainder of 2026 and into 2027 is expected to be materially lower than previously anticipated. At the same time, we expect demand for Agency RMBS to remain steady, supported by strong bond fund inflows, the finalization of bank capital rules, the reemergence of the GSEs as purchasers, and increased participation from other investors seeking to take advantage of attractive return opportunities in the Agency RMBS market.
Taken together, we believe these conditions should benefit Agency RMBS performance over time. Interest rate volatility and macroeconomic uncertainty, however, are likely to remain elevated over the near term, and Agency RMBS performance will likely remain sensitive to that backdrop.
Portfolio and Summary Financial Highlights
AGNC generated a total comprehensive loss of $1.28 per diluted common share and an economic return on tangible common equity per share of -12.7% for the third quarter, consisting of $0.36 of dividends declared per common share and a $1.45 decrease in tangible net book value per common share, due to the underperformance of our Agency RMBS assets relative to our interest rate hedges. This compares to total comprehensive income of $0.52 per diluted common share and an economic return of 6.7% for the second quarter of 2026. For the first nine months of 2026, AGNC had a total comprehensive loss of $0.98 per diluted common share and an economic return of -7.5% on tangible common equity, consisting of $1.08 of dividends declared per common share and a $1.75 decrease in tangible net book value per common share.
Net spread and dollar roll income (a non-GAAP measure) was $0.37 per diluted common share for the third quarter, compared to $0.40 in the prior quarter. The decrease primarily reflects a 14-basis-point decline in our net interest spread to 1.86%, as higher funding costs more than offset higher asset yields and, to a lesser extent, a modest earnings drag associated with the timing of deployment of newly raised equity capital.
During the third quarter, AGNC was added to the S&P MidCap 400 Index. The announcement and subsequent index rebalancing activity drove elevated trading volume in our common stock, and we took advantage of this liquidity to issue 97.6 million shares of common stock at a significant premium to our tangible net book value per common share through our At-the-Market (“ATM”) offering program for net proceeds of $992 million.
At September 30, 2026, our investment portfolio, inclusive of TBAs, totaled $94.4 billion, compared to $97.2 billion as of June 30, 2026, as the decline in asset valuations more than offset growth of approximately $2.5 billion in our portfolio on a cost basis. During the third quarter, we purchased primarily intermediate-coupon specified pools and shifted the coupon composition of our portfolio higher given the more attractive yield profile of that segment of the market. As a result, the weighted average coupon of our fixed-rate Agency RMBS and TBA securities increased to 5.13% from 5.04% as of June 30, 2026, while the portion of our fixed-rate portfolio with favorable prepayment attributes (“specified pools”)2 increased to 83% from 79% as of June 30, 2026. In addition to providing call protection in declining rate scenarios, certain specified pools can also provide extension protection in rising rate scenarios through seasoning and faster borrower turnover.
The average projected life Constant Prepayment Rate (“CPR”) for our portfolio declined to 6.7% at quarter-end from 8.6% as of June 30, 2026, consistent with higher interest rates. Actual CPRs averaged 8.2% during the quarter, compared to 13.0% in the prior quarter.
At September 30, 2026, “at risk” leverage was 7.9x tangible equity, compared to 7.4x as of June 30, 2026, while average leverage for the quarter was 7.6x, compared to 7.4x for the second quarter. AGNC ended the quarter with $6.3 billion of unencumbered cash and Agency RMBS, representing 57% of tangible equity, compared to $7.5 billion and 62%, respectively, at June 30, 2026.
At September 30, 2026, our hedge ratio was 97%, reflecting the level of interest rate swap and U.S. Treasury hedges (excluding option-based hedges) relative to total funding liabilities, compared to 82% as of June 30, 2026. The increase primarily reflects the addition of longer-term U.S. Treasury-based hedges, consistent with our decision to offset nearly all of the duration extension of our asset portfolio during the quarter as it occurred. Our net short U.S. Treasury position totaled $11.1 billion as of September 30, 2026, compared to $2.1 billion as of June 30, 2026.
The notional balance of our interest rate swaps increased to $74.6 billion, representing 85% of our funding liabilities as of September 30, 2026, compared to $73.8 billion and 83%, respectively, as of June 30, 2026. Our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and liabilities, including hedges, was 0.8 years as of quarter-end, compared to 0.7 years as of June 30, 2026. At current interest rate levels, the duration of our asset portfolio is close to fully extended and, as such, should be relatively insensitive to further rate increases.
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
2.Specified pools include pools backed by loans with characteristics related to loan size, borrower credit profiles, loan-to-value ratios, geographic concentrations, occupancy types, seasoning and other characteristics that are expected to result in more favorable prepayment behavior than generic TBA-deliverable pools.

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026	Sept. 30, 2026	Sept. 30, 2026 vs June 30, 2026		Sept. 30, 2026 vs Dec. 31, 2025
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	4.25%	3.75%	3.75%	3.75%	4.00%	+25	bps	+25	bps
SOFR:
SOFR Rate	4.24%	3.87%	3.68%	3.68%	3.90%	+22	bps	+3	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	3.40%	3.31%	3.62%	4.02%	4.75%	+73	bps	+144	bps
5-Year Swap	3.39%	3.46%	3.62%	3.93%	4.81%	+88	bps	+135	bps
10-Year Swap	3.66%	3.80%	3.87%	4.05%	4.90%	+85	bps	+110	bps
30-Year Swap	3.93%	4.17%	4.13%	4.21%	4.96%	+75	bps	+79	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	3.61%	3.48%	3.80%	4.18%	4.89%	+71	bps	+141	bps
5-Year U.S. Treasury	3.74%	3.73%	3.94%	4.23%	5.09%	+86	bps	+136	bps
10-Year U.S. Treasury	4.15%	4.17%	4.32%	4.47%	5.29%	+82	bps	+112	bps
30-Year U.S. Treasury	4.73%	4.85%	4.91%	4.95%	5.63%	+68	bps	+78	bps
30-Year Fixed Rate Agency Price:
2.5%	$84.25	$84.63	$84.16	$83.71	$77.74	-$5.97		-$6.89
3.0%	$87.85	$88.50	$87.97	$87.40	$81.37	-$6.03		-$7.13
3.5%	$91.40	$92.53	$91.67	$90.95	$84.59	-$6.36		-$7.94
4.0%	$94.27	$94.95	$94.28	$93.63	$87.08	-$6.55		-$7.87
4.5%	$97.02	$97.70	$96.48	$96.02	$89.72	-$6.30		-$7.98
5.0%	$99.19	$99.83	$98.59	$98.41	$92.50	-$5.91		-$7.33
5.5%	$100.84	$101.45	$100.44	$100.44	$95.28	-$5.16		-$6.17
6.0%	$102.16	$102.69	$101.91	$102.23	$97.96	-$4.27		-$4.73
6.5%	$103.34	$103.94	$103.44	$103.46	$100.47	-$2.99		-$3.47
7.0%	$104.59	$105.19	$105.17	$105.60	$102.39	-$3.21		-$2.80
15-Year Fixed Rate Agency Price:
1.5%	$89.48	$90.39	$89.84	$89.19	$86.02	-$3.17		-$4.37
2.0%	$91.97	$92.52	$91.86	$91.20	$88.08	-$3.12		-$4.44
2.5%	$94.05	$94.55	$94.38	$93.60	$89.76	-$3.84		-$4.79
3.0%	$95.83	$96.23	$95.42	$94.57	$90.81	-$3.76		-$5.42
3.5%	$96.89	$97.23	$96.22	$95.38	$90.81	-$4.57		-$6.42
4.0%	$98.36	$98.67	$97.57	$97.24	$92.67	-$4.57		-$6.00
4.5%	$99.89	$100.06	$99.23	$98.88	$94.63	-$4.25		-$5.43
5.0%	$101.06	$101.27	$100.69	$100.45	$96.80	-$3.65		-$4.47
5.5%	$102.22	$102.51	$101.91	$101.61	$98.73	-$2.88		-$3.78
6.0%	$103.26	$103.78	$103.07	$102.69	$100.31	-$2.38		-$3.47
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (ET) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2025	Dec. 31, 2025	Mar. 31, 2026	June 30, 2026	Sept. 30, 2026	Sept. 30, 2026 vs June 30, 2026		Sept. 30, 2026 vs Dec. 31, 2025
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	146	131	144	118	135	+17		+4
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	105	87	106	94	115	+21		+28
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	126	110	124	107	125	+18		+15
30-Year Agency Current Coupon Yield to 5/10-Year Swap Spread	168	141	163	142	158	+16		+17
30-Year Agency Current Coupon Yield to 2/5/10-Year U.S. Treasury Spread	137	125	136	112	135	+23		+10
30-Year Agency Current Coupon Yield to 2/5/10-Year Swap Spread	172	152	168	141	162	+21		+10
30-Year Agency Current Coupon Yield	5.20%	5.04%	5.38%	5.41%	6.44%	+103	bps	+140	bps
30-Year Mortgage Rate	6.32%	6.16%	6.35%	6.45%	7.39%	+94	bps	+123	bps
Credit Spread (in bps): [2]
CRT M2	151	150	144	144	151	+7		+1
CMBS AAA	77	78	80	71	75	+4		-3
CDX IG	52	50	63	51	60	+9		+10
CDX HY	318	314	383	303	338	+35		+24
________________________________
1. 30-Year Current Coupon Yield represents the yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Optimal Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of September 30, 2026 and December 31, 2025, our investment portfolio totaled $94.4 billion and $94.8 billion, respectively, consisting of: $91.4 billion and $81.1 billion Agency RMBS, at fair value, respectively; $2.4 billion and $13.0 billion net TBA securities, at fair value, respectively; $0.5 billion and $0.6 billion CRT, non-Agency RMBS and CMBS, at fair value, respectively; and other mortgage credit investments of $72 million and $70 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities (including TBA securities) as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026				December 31, 2025
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$68	$64	3.43%	—%	$251	$248	4.47%	—%
15-year TBA securities	289	260	5.20%	—%	151	151	5.29%	—%
Total ≤ 15-year	357	324	4.85%	—%	402	399	4.78%	—%
20-year RMBS	207	188	3.74%	—%	238	227	3.76%	—%
30-year:
30-year RMBS	92,656	86,622	5.07%	92%	77,154	77,008	5.19%	81%
30-year TBA securities, net [2]	2,149	2,108	8.33%	2%	12,766	12,837	4.72%	14%
Total 30-year	94,805	88,730	5.13%	94%	89,920	89,845	5.12%	95%
Total fixed rate Agency RMBS and TBA securities	95,369	89,242	5.13%	95%	90,560	90,471	5.12%	96%
Adjustable rate Agency RMBS	796	778	4.82%	1%	858	867	4.87%	1%
Multifamily	3,750	3,563	4.03%	4%	2,521	2,539	4.36%	3%
CMO Agency RMBS:
CMO	73	69	3.25%	—%	85	83	3.27%	—%
Interest-only strips	101	93	0.59%	—%	100	96	0.52%	—%
Principal-only strips	20	17	—%	—%	22	20	—%	—%
Total CMO Agency RMBS [3]	194	179	3.25%	—%	207	199	3.27%	—%
Total Agency RMBS and TBA securities [3]	100,109	93,762	5.08%	99%	94,146	94,076	5.09%	99%
Non-Agency RMBS [1,3]	16	14	5.12%	—%	16	15	5.12%	—%
CMBS [3]	10	9	6.06%	—%	11	10	6.00%	—%
CRT	481	515	10.14%	1%	561	606	10.00%	1%
Total investment securities [3]	$100,616	$94,300	5.11%	100%	$94,734	$94,707	5.12%	100%
________________________________
1.Table excludes other mortgage credit investments of $72 million and $70 million as of September 30, 2026 and December 31, 2025, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities, refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
3.Average coupon excludes interest-only and principal-only securities.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2026 and December 31, 2025, our TBA securities had a net carrying value of $(70) million and $71 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of September 30, 2026 and December 31, 2025, the weighted average yield on our investment securities (excluding TBA securities) was 4.99% and 4.93%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2026 and December 31, 2025 (dollars in millions):

	September 30, 2026
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$26	$27	$23	100%	2.00%	102.3%	1.36%	69	8%
2.5%	4	4	4	100%	2.50%	99.6%	2.79%	162	11%
3.0%	12	12	12	100%	3.00%	100.6%	2.34%	156	11%
3.5%	3	3	3	100%	3.50%	100.7%	2.63%	156	11%
4.0%	—	—	—	—%	—%	—%	—%	—	—%
≥ 4.5%	289	311	282	8%	5.23%	102.8%	4.82%	12	9%
Total ≤ 15-year	334	357	324	20%	4.85%	101.9%	2.82%	75	9%
20-year:
2.5%	22	23	19	100%	2.50%	103.8%	1.76%	78	5%
3.0%	19	20	17	100%	3.00%	103.2%	2.29%	86	7%
3.5%	66	67	63	81%	3.50%	101.4%	2.97%	156	10%
4.0%	43	44	40	99%	4.00%	103.3%	3.09%	112	9%
≥ 4.5%	51	53	49	97%	4.65%	104.4%	3.43%	104	10%
Total 20-year	201	207	188	92%	3.74%	103.0%	2.92%	118	9%
30-year:
≤ 3.0%	3,484	3,164	2,751	64%	2.54%	95.7%	3.07%	63	6%
3.5%	3,229	3,343	2,832	100%	3.50%	103.6%	2.90%	129	6%
4.0%	4,424	4,673	3,968	99%	4.00%	105.6%	3.10%	112	6%
4.5%	8,516	8,616	7,731	79%	4.50%	98.4%	4.65%	34	6%
5.0%	28,062	27,921	26,150	87%	5.00%	99.0%	5.13%	18	6%
5.5%	28,716	28,774	27,544	77%	5.50%	100.5%	5.42%	23	7%
6.0%	13,131	13,406	12,969	93%	6.00%	102.3%	5.63%	22	8%
≥ 6.5%	4,742	4,908	4,785	60%	6.51%	103.9%	5.81%	27	10%
Total 30-year	94,304	94,805	88,730	83%	5.13%	100.3%	4.99%	32	7%
Total fixed rate	$94,839	$95,369	$89,242	83%	5.13%	100.3%	4.98%	32	7%
________________________________
1.Specified pools include pools backed by loans with characteristics related to loan size, borrower credit profiles, loan-to-value ratios, geographic concentrations, occupancy types, seasoning and other characteristics that are expected to result in more favorable prepayment behavior than generic TBA-deliverable pools.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2026.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2026 and December 31, 2025, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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

	September 30,	December 31,
Balance Sheet Data	2026	2025
	(Unaudited)
Investment securities, at fair value of $91,932 and $81,719, respectively, and other mortgage credit investments	$92,004	$81,789
Total assets	$133,432	$115,077
Repurchase agreements and other debt	$96,719	$85,342
Total liabilities	$121,872	$102,684
Total stockholders’ equity	$11,560	$12,393
Net book value per common share [1]	$7.55	$9.35
Tangible net book value per common share [2]	$7.13	$8.88

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2026	2025	2026	2025
Interest income	$1,196	$903	$3,260	$2,579
Interest expense	794	755	2,234	2,110
Net interest income	402	148	1,026	469
Other gain (loss), net	(1,731)	688	(1,785)	333
Operating expenses	28	30	92	86
Net income (loss)	(1,357)	806	(851)	716
Dividends on preferred stock	45	42	133	115
Net income (loss) available (attributable) to common stockholders	$(1,402)	$764	$(984)	$601

Net income (loss)	$(1,357)	$806	$(851)	$716
Other comprehensive income (loss), net	(140)	61	(155)	202
Comprehensive income (loss)	(1,497)	867	(1,006)	918
Dividends on preferred stock	45	42	133	115
Comprehensive income (loss) available (attributable) to common stockholders	$(1,542)	$825	$(1,139)	$803

Weighted average number of common shares outstanding - basic	1,200.5	1,053.0	1,160.5	996.7
Weighted average number of common shares outstanding - diluted	1,200.5	1,056.6	1,160.5	999.9
Net income (loss) per common share - basic	$(1.17)	$0.73	$(0.85)	$0.60
Net income (loss) per common share - diluted	$(1.17)	$0.72	$(0.85)	$0.60
Comprehensive income (loss) per common share - basic	$(1.28)	$0.78	$(0.98)	$0.81
Comprehensive income (loss) per common share - diluted	$(1.28)	$0.78	$(0.98)	$0.80
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2026	2025	2026	2025
Average investment securities - at par	$91,467	$73,836	$85,894	$70,139
Average investment securities - at cost	$91,905	$74,783	$86,725	$71,127
Average net TBA dollar roll position - at cost	$6,809	$10,163	$9,947	$9,872
Average total assets - at fair value	$125,227	$104,432	$119,718	$96,192
Average repurchase agreements and other debt outstanding [3]	$82,362	$66,654	$78,203	$62,628
Average stockholders’ equity [4]	$12,206	$10,732	$12,351	$10,275
Average tangible net book value “at risk” leverage [5]	7.6:1	7.5:1	7.5:1	7.4:1
Tangible net book value “at risk” leverage (as of period end) [6]	7.9:1	7.6:1	7.9:1	7.6:1
Economic return on tangible common equity [7]	(12.7)%	10.6%	(7.5)%	11.3%
Expenses % of average total assets - annualized	0.09%	0.11%	0.10%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.08%	0.10%	0.09%	0.11%
Expenses % of average stockholders’ equity - annualized	0.92%	1.12%	0.99%	1.12%
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
5.Average tangible net book value “at risk” leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt, and TBA securities (at cost) (collectively “mortgage borrowings”) outstanding for the period by the sum of average stockholders’ equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
6.Tangible net book value “at risk” leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and net receivable/payable for unsettled investment securities as of period end by the sum of total stockholders’ equity and unsettled equity issuances, adjusted to exclude goodwill as of period end. Unsettled equity issuances totaled $110 million and $0 million as of September 30, 2026 and 2025, respectively. Leverage excludes U.S. Treasury repurchase agreements.

7.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2026 and 2025, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated net “catch-up” premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,162	5.08%	$960	5.20%	$3,325	5.16%	$2,705	5.14%
Net premium amortization benefit (cost)	34	0.13%	(57)	(0.37)%	(65)	(0.15)%	(126)	(0.31)%
Interest income (GAAP measure)	1,196	5.21%	903	4.83%	3,260	5.01%	2,579	4.83%
Estimated net “catch-up” premium amortization cost (benefit) due to change in CPR forecast	(66)	(0.29)%	14	0.08%	(66)	(0.10)%	5	0.01%
Interest income, excluding net “catch-up” premium amortization	1,130	4.92%	917	4.91%	3,194	4.91%	2,584	4.84%
TBA dollar roll income - implied interest income [1,2]	91	5.37%	135	5.31%	386	5.19%	393	5.32%
Economic interest income (non-GAAP measure) [3]	$1,221	4.95%	$1,052	4.95%	$3,580	4.94%	$2,977	4.90%

Weighted average actual portfolio CPR for investment securities held during the period	8.2%		8.3%		11.4%		8.0%
Weighted average projected CPR for the remaining life of investment securities held as of period end	6.7%		8.6%		6.7%		8.6%
30-year fixed rate mortgage rate as of period end [4]	7.39%		6.32%		7.39%		6.32%
10-year U.S. Treasury rate as of period end [4]	5.29%		4.15%		5.29%		4.15%
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in the accompanying consolidated statements of comprehensive income.
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$293	$207	$86
Estimated net “catch-up” premium amortization due to change in CPR forecast	(80)	—	(80)
Interest income, excluding net “catch-up” premium amortization	213	207	6
TBA dollar roll income - implied interest income	(44)	(45)	1
Economic interest income, excluding net “catch-up” amortization (non-GAAP measure)	$169	$162	$7

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$681	$566	$115
Estimated net “catch-up” premium amortization due to change in CPR forecast	(71)	—	(71)
Interest income, excluding net “catch-up” premium amortization	610	566	44
TBA dollar roll income - implied interest income	(7)	3	(10)
Economic interest income, excluding net “catch-up" amortization (non-GAAP measure)	$603	$569	$34
Our average investment portfolio (at cost), inclusive of TBAs, increased 16% and 19% for the three and nine months ended September 30, 2026, respectively, compared to the prior year period, primarily due to an increase in our capital base. The average yield on our investment portfolio, including TBA implied asset yields and excluding net “catch-up” premium amortization, was unchanged for the three months ended September 30, 2026, as a decrease in the average coupon of our portfolio was offset by a decline in net premium amortization cost. The average yield for the nine months ended September 30, 2026 increased 4 basis points, largely due to an increase in the average coupon of our portfolio and a decline in net premium amortization cost.
Leverage
Our primary measure of leverage is our tangible net book value “at risk” leverage ratio, which is measured as the sum of our repurchase agreements and other debt used to fund our investment securities and net TBA securities position (at cost) (together referred to as “mortgage borrowings”) and our net receivable/payable for unsettled investment securities, divided by the sum of total stockholders’ equity and unsettled equity issuances, adjusted to exclude goodwill.
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources in this Form 10-Q for further discussion of TBA securities and dollar roll transactions.) Repurchase agreements used to fund short-term investments in U.S. Treasury securities (“U.S. Treasury Repo”) are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments. The following table presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value “At Risk” Leverage during the Period [3]	Tangible Net Book Value “At Risk” Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2026	$82,362	$87,380	$85,703	$6,809	$2,438	7.6:1	7.9:1
June 30, 2026	$75,070	$80,083	$79,512	$12,729	$9,676	7.4:1	7.4:1
March 31, 2026	$77,120	$79,681	$75,840	$10,343	$9,742	7.4:1	7.4:1
December 31, 2025	$69,943	$74,195	$73,002	$13,764	$12,917	7.4:1	7.2:1
September 30, 2025	$66,654	$70,066	$69,057	$10,163	$13,805	7.5:1	7.6:1
June 30, 2025	$59,469	$66,790	$66,052	$11,996	$8,162	7.5:1	7.6:1
March 31, 2025	$61,707	$63,789	$63,312	$7,428	$7,429	7.3:1	7.5:1
________________________________
1.Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury Repo.
2.Daily average and ending net TBA position outstanding measured at cost.
3.Average tangible net book value “at risk” leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA position outstanding, divided by the sum of our average month-ended stockholders’ equity, adjusted to exclude goodwill.

4.Tangible net book value “at risk” leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investment securities, net TBA position (at cost), and net receivable/payable for unsettled investment securities outstanding as of period end, divided by the sum of total stockholders’ equity and unsettled equity issuances, adjusted to exclude goodwill as of period end. Unsettled equity issuances totaled $110 million, $0 million, $0 million, $0 million, $0 million, $0 million and $75 million as of September 30, June 30 and March 31, 2026 and December 31, September 30, June 30 and March 31, 2025, respectively.
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2026 and 2025 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost of our TBA securities and interest rate swap periodic income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreements and other debt - interest expense (GAAP measure)	$794	3.77%	$755	4.43%	$2,234	3.77%	$2,110	4.44%
TBA dollar roll income - implied interest expense [2,3]	63	3.64%	112	4.31%	263	3.50%	323	4.31%
Economic interest expense - before interest rate swap periodic income, net [4]	857	3.76%	867	4.42%	2,497	3.74%	2,433	4.42%
Interest rate swap periodic income, net [2,5]	(153)	(0.67)%	(245)	(1.25)%	(514)	(0.77)%	(820)	(1.49)%
Total economic interest expense (non-GAAP measure)	$704	3.09%	$622	3.17%	$1,983	2.97%	$1,613	2.93%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2026 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreements and other debt interest expense	$39	$178	$(139)
TBA dollar roll income - implied interest expense	(49)	(37)	(12)
Interest rate swap periodic income/cost	92	(150)	242
Total change in economic interest expense	$82	$(9)	$91

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreements and other debt interest expense	$124	$525	$(401)
TBA dollar roll income - implied interest benefit/expense	(60)	2	(62)
Interest rate swap periodic income/cost	306	(512)	818
Total change in economic interest benefit/expense	$370	$15	$355
Our average mortgage borrowings, inclusive of TBAs, increased 16% and 22% for the three and nine months ended September 30, 2026, respectively, consistent with the increase to our average investment portfolio. The average interest rate on our mortgage borrowings, excluding the impact of interest rate swap periodic income, decreased 66 and 68 basis points for the three and nine months ended September 30, 2026, respectively, due to a decline in short-term interest rates.
Interest rate swap periodic income declined for the three and nine months ended September 30, 2026, primarily due to higher pay rates on our pay-fixed swaps, driven by the maturity of lower-cost swaps, an increase in our interest rate swap position at higher prevailing rates, and lower receive rates. The ratio of interest rate swaps outstanding to mortgage borrowings increased due to a greater allocation to interest rate swaps in our hedge portfolio. The following table summarizes our interest rate swaps outstanding during the three and nine months ended September 30, 2026 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2026	2025	2026	2025
Average investment securities repo and other debt outstanding	$82,362	$66,654	$78,203	$62,628
Average net TBA dollar roll position outstanding - at cost	$6,809	$10,163	$9,947	$9,872
Average mortgage borrowings outstanding	$89,171	$76,817	$88,150	$72,500
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$73,619	$45,656	$73,487	$45,233
Ratio of average interest rate swaps to mortgage borrowings outstanding	83%	59%	83%	62%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	2.89%	2.25%	2.75%	1.98%
Average interest rate swap receive-floating rate	(3.71)%	(4.35)%	(3.68)%	(4.37)%
Average interest rate swap net pay/(receive) rate	(0.82)%	(2.10)%	(0.93)%	(2.39)%
For the three and nine months ended September 30, 2026, we had an average forward starting net pay-fixed rate swap balance of $0.1 billion and $0.8 billion, respectively. For the three and nine months ended September 30, 2025, we had an average forward starting net pay-fixed rate swap balance of $0.2 billion. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding net “catch-up” premium amortization) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2026	2025	2026	2025
Average asset yield	4.95%	4.95%	4.94%	4.90%
Average aggregate cost of funds	(3.09)%	(3.17)%	(2.97)%	(2.93)%
Average net interest spread	1.86%	1.78%	1.97%	1.97%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2026 and 2025 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Comprehensive income (loss) available (attributable) to common stockholders	$(1,542)	$825	$(1,139)	$803
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	17	81	(41)	503
Unrealized (gain) loss on investment securities measured at fair value through net income, net	5,015	(805)	5,994	(2,258)
(Gain) loss on derivative instruments and other securities, net	(3,301)	36	(4,168)	1,422
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measured at fair value through other comprehensive income, net	140	(61)	155	(202)
Other adjustments:
Estimated net “catch-up” premium amortization cost (benefit) due to change in CPR forecast [1]	(66)	14	(66)	5
TBA dollar roll income, net [2]	28	23	123	70
Interest rate swap periodic income (cost), net [2]	153	245	514	820
Other interest income (expense), net [2,3]	—	7	9	(7)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	444	365	1,381	1,156

Weighted average number of common shares outstanding - basic	1,200.5	1,053.0	1,160.5	996.7
Weighted average number of common shares outstanding - diluted	1,205.1	1,056.6	1,165.1	999.9
Net spread and dollar roll income per common share - basic	$0.37	$0.35	$1.19	$1.16
Net spread and dollar roll income per common share - diluted	$0.37	$0.35	$1.19	$1.16
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2026	2025	2026	2025
Gain (loss) on sale of investment securities, net	$(17)	$(81)	$41	$(503)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(5,015)	805	(5,994)	2,258
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(140)	61	(155)	202
Total (loss) gain on investment securities, net	$(5,172)	$785	$(6,108)	$1,957
________________________________
1.Amounts exclude gain (loss) on TBA securities, which is reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
TBA securities, net dollar roll income	$28	$23	$123	$70
TBA securities, mark-to-market gain (loss)	(134)	127	(319)	168
Interest rate swaps, net periodic income	153	245	514	820
Interest rate swaps, mark-to-market gain (loss)	2,052	(272)	2,786	(1,652)
Payer swaptions	—	(1)	—	(29)
Receiver swaptions	(34)	(15)	(55)	(15)
U.S. Treasury securities	978	(133)	1,103	(672)
U.S. Treasury futures contracts	250	(27)	10	(123)
SOFR futures contracts - long position	6	8	2	21
Other interest income (expense)	—	7	9	(7)
Other gain (loss)	2	2	(5)	(3)
Total gain (loss) on derivative instruments and other securities, net	$3,301	$(36)	$4,168	$(1,422)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity and capital resources to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, TBA dollar roll financing and monthly receipts of principal and interest payments. We may also conduct asset sales, change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and ten times the amount of our tangible stockholders’ equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders’ equity and unsettled equity issuances, adjusted to exclude goodwill. Our tangible net book value “at risk” leverage ratio was 7.9x and 7.2x as of September 30, 2026 and December 31, 2025, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2026 and December 31, 2025 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2026		December 31, 2025
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$85,703	97%	$72,946	85%
Debt of consolidated variable interest entities, at fair value	—	—%	56	—%
Total debt	85,703	97%	73,002	85%
Net TBA securities, at cost	2,438	3%	12,917	15%
Total mortgage borrowings	$88,141	100%	$85,919	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $11.0 billion and $12.3 billion as of September 30, 2026 and December 31, 2025, respectively.
2.As of September 30, 2026 and December 31, 2025, 43% and 44%, respectively, of our total repurchase agreements, including 48% and 51% of our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation’s GCF Repo service.
We primarily finance our assets through collateralized borrowings structured as repurchase agreements (“repo”). We enter into these agreements on a bilateral basis with financial institutions and independent dealers, as well as through tri-party and centrally cleared repo platforms—such as the FICC’s GCF Repo service—accessed through our wholly-owned, registered broker-dealer subsidiary, Bethesda Securities, LLC. We manage our repo funding through counterparty diversification, maintaining a suitable maturity profile, interest rate hedging, and other strategies. In addition to repo, we also utilize TBA dollar roll transactions to synthetically finance Agency RMBS.
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

Collateral Requirements and Unencumbered Assets
Borrowing capacity under our repurchase agreements is influenced by counterparty margin requirements, collateral values, interest rates, risk limits, and counterparties’ willingness and ability to lend. These factors may change over time in response to interest rate movements, overall market liquidity, shifts in credit quality and changes in bank regulatory requirements. Centrally cleared repo capacity also depends on Bethesda Securities’ continued compliance with regulatory and FICC membership requirements and maintaining its risk exposure within limits established by the FICC.
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
For centrally cleared GCF Repo transactions, margin requirements are set by the FICC. These include an initial margin requirement, calculated daily using a Value-at-Risk (“VaR”) model, which evaluates Bethesda Securities’ net exposure to the FICC, taking into account the offsetting risk sensitivities of positions such as repos and reverse repos. Initial margin is designed to protect the FICC against potential future exposure from a member default and may also be used to cover losses arising from the default of other clearing members, subject to assessments from the loss mutualization waterfall and applicable caps and withdrawal provisions set pursuant to FICC rules. The FICC also imposes daily variation margin, based on amounts borrowed plus accrued interest, adjusted for fluctuations in collateral value, which is intended to cover the current exposure associated with the repo transaction.
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
The timing difference between margin calls related to principal pay-downs and our receipt of the corresponding cash flows temporarily reduces our available liquidity each month. We manage this liquidity risk by monitoring factors that influence prepayment activity and through disciplined asset selection. As of September 30, 2026, approximately 3% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisting of Agency RMBS, had an average one-year CPR forecast of 6%.
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
Haircut levels and initial or additional minimum margin requirements reduce the amount of our unencumbered assets and limit our borrowing capacity. Margin calls for repo and TBA transactions are typically due on the same business day, while margin calls for interest rate swaps and other derivative transactions are typically due on the next business day, subject to notice provisions. During the three and nine months ended September 30, 2026, haircuts and initial margin requirements on our repo funding arrangements remained stable. As of September 30, 2026, the weighted average haircut and initial margin on our repurchase agreements were approximately 3.4% of the value of our collateral, compared to 3.1% as of December 31, 2025. We were in compliance with all margin requirements as of September 30, 2026.
To mitigate the risk of margin calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or be sold for cash. As of September 30, 2026, our unencumbered assets totaled approximately $6.3 billion, or 57% of tangible equity, consisting of $6.3 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to approximately $7.7 billion of unencumbered assets, or 65% of tangible equity, as of December 31, 2025, consisting of $7.6 billion of cash and unencumbered Agency RMBS and $0.1 billion of unencumbered credit assets.

For additional details regarding assets pledged under our repo and derivative agreements refer to Note 6 to our Consolidated Financial Statements in this Form 10-Q.
Counterparty Risk
Collateral requirements imposed by counterparties subject us to the risk that pledged assets may not be returned to us as and when required. We attempt to manage this risk by actively monitoring our collateral positions and limiting our counterparties to registered clearinghouses and regulated financial institutions, including banks and broker-dealers (both bank affiliated and independent) with acceptable credit ratings. We also diversify our funding sources across multiple counterparties and geographic regions.
As of September 30, 2026, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders’ equity, with our top five repo counterparties, excluding the FICC, representing 5% of our tangible stockholders’ equity. As of September 30, 2026, less than 14% of our tangible stockholders’ equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2026, our amount at risk with any counterparty to our derivative agreements was less than 1% of our tangible stockholders’ equity.
Asset Sales
Agency RMBS are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). Although market conditions fluctuate, the vitality of these markets enables us to sell assets under most conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to “good delivery” provisions promulgated by the Securities Industry and Financial Markets Association (“SIFMA”). Under certain market conditions, however, we may be unable to realize the full carrying value of our securities. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions. Please refer to Trends and Recent Market Impacts of this Management’s Discussion and Analysis for further information regarding Agency RMBS and TBA market conditions.
Capital Markets
Equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. As of September 30, 2026, we were authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time, up to a maximum aggregate offering price. As of September 30, 2026, shares of our common stock with an aggregate offering price of $1.1 billion remained authorized for issuance under this program through December 31, 2027. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent at-the-market transactions.
Separately, when the trading price of our common stock is equal to or less than our then-current estimate of our tangible net book value per common share, among other conditions, we may repurchase shares of our common stock pursuant to the stock repurchase plan authorized by our Board. As of September 30, 2026, $1.0 billion remained authorized to repurchase shares of our common stock through December 31, 2026. Please refer to Note 11 of our Consolidated Financial Statements in this Form 10-Q for information about the reauthorization of our stock repurchase plan through December 31, 2028.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2026, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2026, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report that are not historical facts, including estimates, projections, beliefs, expectations concerning conditions, events, or the outlook for our business, strategy, performance, operations or the markets or industries in which we operate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,”

“see,” “intend,” “outlook,” “potential,” “forecast,” “estimate,” “will,” “could,” “should,” “likely” and other similar, correlative or comparable words and expressions.
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
•the direct or indirect effects of geopolitical events, including war, terrorism, civil discord, embargoes, trade or other disputes, or natural disasters, on conditions in the markets for Agency RMBS or other mortgage securities, the terms or availability of funding for our business, or our ongoing business operations;
•the availability of personnel, operational resources, information technology and other systems to conduct our operations;
•changes to laws, regulations, rules or policies that affect the GSEs, the primary or secondary mortgage markets in which we participate or U.S. housing finance activity, including actions that would end or alter the conservatorships of Fannie Mae or Freddie Mac or their quasi-governmental status; and
•legislative or regulatory actions that affect our status as a REIT or our exemption from the Investment Company Act of 1940.
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
The severity of potential declines in our tangible net book value due to fluctuations in interest rates would depend on our asset, liability, and hedge composition at the time, as well as the magnitude and duration of the interest rate change. Primary measures of an instrument’s price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of an instrument that would be caused by a parallel change in short- and long-term interest rates. The duration of our assets will vary with changes in interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This “negative convexity” generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgment we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.8 years as of September 30, 2026, compared to 0.4 years as of December 31, 2025.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2026 and December 31, 2025 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2026 and December 31, 2025.
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

Interest Rate Sensitivity [1,2]
	September 30, 2026		December 31, 2025
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	+0.5%	+4.8%	-0.2%	-2.4%
-50 Basis Points	+0.4%	+3.7%	0.0%	-0.3%
-25 Basis Points	+0.2%	+2.1%	+0.1%	+0.5%
+25 Basis Points	-0.2%	-2.3%	-0.2%	-1.6%
+50 Basis Points	-0.5%	-4.9%	-0.4%	-4.3%
+75 Basis Points	-0.7%	-7.7%	-0.8%	-7.7%
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
As of September 30, 2026 and December 31, 2025, our investment securities (excluding TBAs) had a weighted average projected CPR of 6.7% and 9.6%, respectively, and a weighted average yield of 4.99% and 4.93%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive “catch-up” premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2026		December 31, 2025
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	7.6%	4.97%	16.6%	4.79%
-50 Basis Points	7.2%	4.98%	13.6%	4.84%
-25 Basis Points	6.9%	4.99%	11.3%	4.89%
Actual as of Period End	6.7%	4.99%	9.6%	4.93%
+25 Basis Points	6.5%	5.00%	8.3%	4.96%
+50 Basis Points	6.3%	5.00%	7.5%	4.98%
+75 Basis Points	6.2%	5.00%	7.0%	5.00%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2026 and December 31, 2025 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.5 and 5.0 as of September 30, 2026 and December 31, 2025, respectively, based on interest rates and prices as of such dates; however, our portfolio’s sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2026		December 31, 2025
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.8%	+28.9%	+2.5%	+24.0%
-25 Basis Points	+1.4%	+14.4%	+1.2%	+12.0%
-10 Basis Points	+0.6%	+5.8%	+0.5%	+4.8%
+10 Basis Points	-0.6%	-5.8%	-0.5%	-4.8%
+25 Basis Points	-1.4%	-14.4%	-1.2%	-12.0%
+50 Basis Points	-2.8%	-28.9%	-2.5%	-24.0%
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
As of September 30, 2026, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our bilateral counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, and our central clearing counterparties may adjust their risk models impacting the amount of initial margin we are required to post, thereby reducing the amount that can be borrowed against our assets even if they agree to renew or roll our funding liabilities. Significantly higher haircuts or initial margin requirements can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to regulated financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of September 30, 2026, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and less than 1%, respectively, of tangible stockholders’ equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or any consolidated subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial condition, or results of our operations.

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Regulation S-K, Item 408).

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
*3.4    Certificate of Elimination of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed October 26, 2017.
*3.5    Certificate of Designations of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.5 of Form 8-A (File No. 001-34057), filed March 6, 2019.
*3.6    Certificate of Designations of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.6 of Form 8-A (File No. 001-34057), filed October 3, 2019.
*3.7    Certificate of Elimination of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed December 13, 2019.
*3.8    Certificate of Designations of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.6 of Form 8-A (File No. 001-34057), filed February 11, 2020.
*3.9    Certificate of Designations of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.7 of Form 8-A (File No. 001-34057), filed September 14, 2022.
*3.10    Certificate of Designations of 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.8 of Form 8-A (File No. 001-34057), filed September 10, 2025.
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
*4.9    Specimen 8.75% Series H Fixed-Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed September 10, 2025.
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
32**    Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
101.CAL**    XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**    XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**    XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**    XBRL Taxonomy Extension Definition Linkbase Document
104**    Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	October 29, 2026

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	October 29, 2026